Form 10-Q
period 1996-06-30
CHATWINS GROUP INC
filed 1996-08-12
CIK 906275

      1=======================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------


                       Commission File Number 33-63274
                                              --------

                             CHATWINS GROUP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        DELAWARE                                       74-2156829
- - ------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                         300 WEYMAN PLAZA, SUITE 340
                        PITTSBURGH, PENNSYLVANIA 15236
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (412) 885-5501
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----

At July 31, 1996, 242,887 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 18.
                             Page 1 of 142 pages.
==============================================================================
      2                      CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            June 30, 1996 and December 31, 1995                           3


          Condensed Consolidated Statement of Income for the
            three and six months ended June 30, 1996 and 1995             4


          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 1996 and 1995                   5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         16


                   (b)  Reports on Form 8-K                              16




SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 1996 AND DECEMBER 31, 1995
                                (in thousands)

                                               At June 30,     At December 31,
                                                     1996                1995
                                              -----------      --------------
                                              (unaudited)
  ASSETS:
Cash and cash equivalents                        $    377            $    357
Receivables, net                                   28,941              29,958
Inventories, net (note 2)                          20,093              19,487
Other current assets                                3,683               4,556
                                                 --------            --------
  Total current assets                             53,094              54,358
Property, plant and equipment, net                 27,764              26,385
Amounts due from related parties                        -               3,523
Investments, net                                   13,485              13,209
Goodwill, net                                       4,989               5,015
Other assets, net                                   5,004               4,846
                                                 --------            --------
Total assets                                     $104,336            $107,336
                                                 ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt                       $    128            $    148
Trade payables                                     13,135              16,175
Amount due to related parties                       1,331               2,924
Other current liabilities                          10,483               9,179
                                                 --------            --------
  Total current liabilities                        25,077              28,426
Revolving Credit Facility                          22,000              23,147
Senior notes due 2003, net                         49,864              49,852
Other long-term debt                                  870               1,018
Other liabilities                                   4,743               4,713
                                                 --------            --------
  Total liabilities                               102,554             107,156

Commitments and contingent liabilities (note 5)         -                   -

Minority interests                                  1,124                   -

Redeemable preferred stock                          7,342               7,114
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (6,894)             (7,144)
                                                 --------            --------
Total liabilities and stockholders' equity       $104,336            $107,336
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended      Six Months Ended
                                     June 30,  June 30,     June 30,  June 30,
                                        1996      1995         1996      1995
                                     -------   -------      -------   -------
Net sales                            $38,920   $50,632      $77,966   $94,248
Cost of sales                         30,658    39,985       62,038    74,983
                                     -------   -------      -------   -------
  Gross profit                         8,262    10,647       15,928    19,265

Selling, general & administrative      5,064     5,504       10,228    10,761
Other expense, net                       295       274          575       682
                                     -------   -------      -------   -------
  Operating profit                     2,903     4,869        5,125     7,822

Interest expense, net                  2,351     2,441        4,758     4,815
                                     -------   -------      -------   -------
  Income before income taxes and
    equity in income of affiliate        552     2,428          367     3,007

Provision for income taxes               169       494           65       692
                                     -------   -------      -------   -------
  Income before equity in income
    of affiliate                         383     1,934          302     2,315

Equity in income (loss) from
  continuing operations of affiliate      23         -         (200)        -
Equity in income from discontinued
  operations of affiliate                428         -          428         -
                                     -------   -------      -------   -------

Net income                           $   834   $ 1,934      $   530   $ 2,315
                                     =======   =======      =======   =======


Earnings applicable to common stock  $   720   $ 1,820      $   302   $ 2,087
                                     =======   =======      =======   =======

  Earnings (loss) per common share:
Before equity in income of affiliate $  0.92   $  6.21      $  0.25   $  7.13
Continuing operations of affiliate      0.08         -        (0.68)        -
Discontinued operations of affiliate    1.46         -         1.46         -
                                     -------   -------      -------   -------
Earnings per common share            $  2.46   $  6.21      $  1.03   $  7.13
                                     =======   =======      =======   =======
Average equivalent common
  shares outstanding                 292,887   292,887      292,887   292,887
                                     =======   =======      =======   =======

    See accompanying notes to condensed consolidated financial statements.
/TABLE

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (in thousands)(unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                          -------     -------
  Cash flow from operating activities:
Net income                                                $   530     $ 2,315
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                              1,627       1,737
  Amortization                                                500         543
  Equity in net income of affiliate                          (274)          -
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                    1,017      (5,637)
      Increase in inventories                                (606)     (2,515)
      Increase (decrease) in trade payables                (3,040)      4,654
      Net change in other assets, liabilities
        and minority interests                              2,722         981
                                                          -------     -------
Cash provided by operating activities                       2,476       2,078
                                                          -------     -------
  Cash flow from investing activities:
Receipts from related parties                               3,664           -
Investment in joint venture                                  (150)          -
Equity investment                                               -      (6,616)
Capital expenditures                                       (3,010)     (2,964)
                                                          -------     -------
Cash provided by (used in) investing activities               504      (9,580)
                                                          -------     -------
  Cash flow from financing activities:
Issuance of debt                                               80           -
Repayments of debt                                            (48)     (1,738)
Repayments to related parties                              (1,793)          -
Net borrowings (repayments) under revolver                 (1,147)      9,784
                                                          -------     -------
Cash provided by (used in) financing activities            (2,908)      8,046
                                                          -------     -------
Effect of exchange rate changes on cash                       (52)          -
                                                          -------     -------
Net increase in cash and cash equivalents                      20         544
Cash and cash equivalents, beginning of year                  357         445
                                                          -------     -------
Cash and cash equivalents, end of period                  $   377     $   989
                                                          =======     =======
  Noncash investing and financing activities:
Equity investment and related increases in note
  payable and other long-term debt                        $     -     $ 6,000
                                                          =======     =======
    See accompanying notes to condensed consolidated financial statements.
/TABLE

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     1996                1995*
                                              -----------      --------------
                                              (unaudited)
Raw materials                                     $ 9,541             $10,918
Work-in-process                                     7,575               6,876
Finished goods                                      3,910               2,608
                                                  -------             -------
  Total inventories                                21,026              20,402
Less:  LIFO reserves                                 (933)               (915)
                                                  -------             -------
  Inventories, net                                $20,093             $19,487
                                                  =======             =======

*  Certain amounts have been reclassified for comparative purposes.

NOTE 3:  STOCKHOLDERS' EQUITY

The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 1996 (in thousands):

                 Par           Capital                      Accum-
                Value            in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1996          $ 3    $(500)   $1,664  $(1,001)  $ (6,891)  $(419)  $ (7,144)
  Activity
    (unaudited):
Net income        -        -         -        -        530       -        530
Preferred stock
  accretions      -        -         -        -       (228)      -       (228)
Translation
  adjustment      -        -         -        -          -     (52)       (52)
                ---    -----    ------  -------   --------   -----   --------
At June 30,
  1996          $ 3    $(500)   $1,664  $(1,001)  $ (6,589)  $(471)  $ (6,894)
                ===    =====    ======  =======   ========   =====   ========

     Earnings per share amounts are based on the weighted average equivalent number of shares of common stock outstanding during the period. In calculating earnings (loss) per common share, income before income taxes has been adjusted for dividends earned on preferred stock for the three and six month periods ended June 30, 1996 and 1995 of $114,000 and $228,000, respectively, in each.


NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $150,000 were recorded as expense in each of the three and six month periods ended June 30, 1996 and 1995, respectively.
     In May 1996, Reunion Industries, Inc. (Reunion) paid the Company $3.7 million in cash in final repayment, including interest, of the Oneida Advances (as defined herein). The Company holds 38% of the outstanding common stock of Reunion. Charles E. Bradley, Sr. (Mr. Bradley), Chairman of the Board of the Company, is Reunion's President and Chief Executive Officer.
Contemporaneously with the $3.7 million cash payment received from Reunion, the Company paid $1.7 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note (as defined herein).
     On January 6 and June 6, 1996, the Company made principal repayments of $50,000 each, plus interest, of the Gesterkamp Note (as defined herein). The Gesterkamp Note is owned by Mr. Franklin Myers, a director of Reunion.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business.  In the opinion of management, settlement of these matters and other contingent matters will have no material effect on the Company's financial position.  The Company has no adverse commitments at June 30, 1996.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     Through September 14, 1995, the Company's organizational structure included six divisions that design, manufacture and market metal products, a wholly-owned subsidiary that manufactured high volume, precision plastic products and provided engineered plastic services, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion), formerly Reunion
Resources Company.  In 1995, the combined operations of the six metal manufacturing divisions accounted for approximately 85% of the Company's net sales and approximately 91% of the Company's operating income before corporate office expenses.  As discussed below, several significant changes to the
Company's structure transpired in 1995.
     On June 20, 1995, the Company acquired 1,450,000 shares (Reunion Common
Stock), or approximately 38%, of the issued and outstanding shares of common stock of Reunion from Parkdale Holdings Corporation N.V. (Parkdale), and purchased 75,000 warrants to purchase shares of Reunion common stock from P.
Dean Gesterkamp (Gesterkamp Warrants) (such transactions collectively referred to herein as the "Chatwins Acquisition").  The aggregate purchase price consisted of $5.8 million paid in cash and a $5.8 million promissory note
(Parkdale Note) issued to Parkdale, and $0.3 million paid in cash and a $0.2 million two-year promissory note issued to P. Dean Gesterkamp (Gesterkamp
Note).  Subsequent to its acquisition of Oneida on September 14, 1995 (see below), Reunion is primarily engaged in the manufacture of high volume, precision plastics products and providing engineered plastics services.
Additionally, with the merger of Oneida and Rostone, Inc. (Rostone) (see below), Reunion also compounds and molds thermoset polyester resins.  Reunion also has real estate development and wine grape agricultural operations in
Napa County, California.  Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 24, 1996, when
Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note.
Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to
Charles E. Bradley, Sr. (Mr. Bradley), Reuniuon's President and Chief
Executive Officer and Chairman of the Board of the Company, and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion.  The
Company's investment in Reunion is being accounted for under the equity method of accounting.  The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and six month periods ended June 30, 1996 as equity in income (loss) of affiliate.  See "Results of Operations" and "Liquidity and
Capital Resources."
     On September 14, 1995 (Sale Date), the Company, through its wholly-owned subsidiary, Chatwins Holdings, Inc. (CHI), sold its holdings of all of the issued and outstanding shares of common stock and preferred stock of Oneida
Molded Plastics Corp. (Oneida) to Reunion, 38% of the common stock of which is owned by the Company.  Oneida was a wholly-owned subsidiary of the Company which manufactured high volume, precision plastic products and provided engineered plastic services.  The total purchase price received by the Company was $3.1 million in cash.
     Through August 31, 1995, the Company had made advances to Oneida totalling $4.9 million (Oneida Advances).  The liabilities of Oneida upon its sale to Reunion included the Oneida Advances.  In November 1995, the Company
received $1.6 million in cash from Reunion in partial repayment, including interest from September 1, 1995, of the Oneida Advances.  In May 1996, Reunion
paid the Company $3.7 million in cash in final repayment, including interest from November 1995, of the Oneida Advances.  See below and "Liquidity and
Capital Resources."
     The Company owns 49% of a holding company, CGI Investment Corporation
(CGII), which owned 100% of the outstanding preferred stock and approximately
94% of the fully diluted common stock of Rostone.  On February 2, 1996, CGII acquired the minority interest in Rostone's common stock it did not already own.  Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.  On December 22, 1995, Rostone and Oneida entered into a merger agreement (Merger Agreement) whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC).  In the merger, ORC purchased all of the issued and outstanding preferred and common stock of Rostone, including the preferred and common stock of Rostone held by
CGII.  See "Liquidity and Capital Resources."
     In December 1995, the Company entered into a joint venture agreement with
China Metallurgical Import & Export Shanghai Company (CMIESC) and Wanggang
Township Economic Development Corporation (Wanggang) to form the Shanghai
Klemp Metal Products Co., Ltd. (Shanghai Klemp).  The joint venture will provide metal grating to the expanding construction industries in China and nearby countries.  See "Liquidity and Capital Resources."


Results of Operations

Six Months Ended June 30, 1996 Compared to
  Six Months Ended June 30, 1995

     Net sales for the first half of 1996 totalled $78.0 million, compared to $94.2 million for the first half of 1995. Sales for the first half of 1995 included $18.3 million from Oneida, which was sold in September 1995.
Excluding Oneida's sales, sales for the first half of 1996 increased $2.0 million, or almost 3%, over the first half of 1995. Sales increased at all significant divisions of the Company except for Auto-Lok, whose sales were down approximately $1.3 million from 1995's first half. By division, sales increased $0.2 million at Alliance, $1.3 million at Hanna, $0.5 million at CPI and $1.5 million at Klemp. The increase in sales at Alliance was primarily due to a backlog reduction in the first quarter of 1996 while the increases at Hanna and CPI were due to increased marketing efforts resulting in higher volume. The increase in sales at Klemp included $1.1 million at the Company's Klemp de Mexico subsidiary due to an improving Mexican economy. The decrease in sales at Auto-Lok is primarily due to a softening in the markets for Auto-Lok's products.
     Gross profit for the first half of 1996 was $15.9 million, compared to $19.3 million for the first half of 1995. Gross profit for the first half of 1995 included $3.2 million from Oneida. Excluding Oneida's first half 1995 gross profit, first half 1996 gross profit decreased $0.2 million, or 1%.
Gross profit margin decreased to 20.4% in the first half of 1996, compared to 21.2% in the comparable 1995 period, excluding the gross profit and sales of Oneida. Gross profit and gross profit margin in the first half of 1996 compared to the first half of 1995 improved at the CPI and Klemp divisions and the Company's Klemp de Mexico subsidiary, but declined at the remaining divisions of the Company. The improvements at CPI were primarily due to higher volume and cost reductions due to labor productivity improvements while the improvements at Klemp and Klemp de Mexico were primarily due to higher volumes. The declines at Auto-Lok were primarily due to lower volume as a result of a softening in the markets for Auto-Lok's products. The declines at Alliance were primarily due to a decline in second quarter volume as well as a change in product mix from higher margin fabrication sales to lower margin engineered products caused by a change in customer demand. The declines at Steelcraft were primarily due to unfavorable labor and overhead variances. Hanna's gross profit margin decreased to 19.6% in the first half of 1996 from 24.3% in the first half of 1995. Hanna's gross profit margin was affected by competitive pressures in the hydraulic cylinder industry which resulted in sales price compression and a change in product mix to lower margin specialty cylinders caused by a change in customer demand, in addition to manufacturing inefficiencies caused by the harsh weather conditions in the midwest during the first quarter of 1996.
     Selling, general and administrative (SGA) expenses for the first half of 1996 were $10.2 million, compared to $10.8 million for the first half of 1995. SGA expenses for the first half of 1995 included $1.7 million from Oneida. Excluding Oneida's SGA expenses, first half 1996 SGA expenses increased $1.1 million compared to first half 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, increased to 13% in the first half of 1996 compared to 12% in the 1995 first half. The increase in SGA expenses primarily relates to additional expenses incurred in connection with increased marketing and sales efforts, both domestically and internationally.
     Other expense for the first half of 1996 was $0.6 million, compared to $0.7 million for the first half of 1995, a net decrease of $0.1 million. The primary reason for this decrease was the devaluation of the Mexican Peso during 1995, which resulted in foreign currency transaction losses at the Company's Mexican subsidiary in the first half of 1995 which did not recur in the first half of 1996.
     Interest expense, net, for the first half of 1996 was $4.8 million, which was approximately equal to interest expense, net, for the first half of 1995. Interest expense for the first half of 1995 included $0.4 million related to Oneida. Excluding Oneida's interest expense, first half 1996 interest expense increased $0.4 million over first half 1995. The increase is primarily due to a higher level of debt during the first half of 1996 as a result of the issuance of the Parkdale and Gesterkamp Notes in June 1995 to fund a portion of the purchase price of the Reunion Common Stock and Gesterkamp Warrants, and a higher level of average borrowings under the Company's revolving credit facility (Revolving Credit Facility) with Congress Financial Corporation (Congress) to fund both the remaining portion of the purchase price of the Reunion Common Stock and Gesterkamp Warrants and an increase in the average level of net working capital in the first half of 1996 compared to the first half of 1995.
     There was a tax provision of less than $0.1 million in the first half of 1996, compared to a tax provision of $0.7 million in the first half of 1995.
The tax provisions were attributable to the pre-tax incomes in each period.
     The equity in income (loss) from continuing operations of affiliate in the first half of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for its first half of 1996. There was no equity income or loss in the first half of 1995.
     The equity in income (loss) from discontinued operations of affiliate in the first half of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from discontinued operations for its first half of 1996.

Three Months Ended June 30, 1996 Compared to
  Three Months Ended June 30, 1995

     Net sales for the second quarter of 1996 totalled $38.9 million, compared to $50.6 million for the second quarter of 1995. Sales for the second quarter of 1995 included $9.2 million from Oneida, which was sold in September 1995. Excluding Oneida's sales, sales for the second quarter of 1996 decreased $2.5 million, or 6%, compared to the second quarter of 1995. Sales decreased $2.2 million at Alliance, $1.5 million at Auto-Lok, and $0.1 million at Steelcraft, while increasing $1.2 million at Klemp and $0.3 million at Hanna. Sales decreased slightly at CPI. The decrease in sales at Alliance was primarily due to a decrease in the level of orders beginning in late 1995 and continuing into 1996 as compared to the same periods in prior years while the decrease in sales at Auto-Lok was due to a softening in the markets for Auto-Lok's products. The increase at Hanna was due to increased marketing efforts resulting in higher volume. The increase in sales at Klemp was primarily due to an increase in sales at the Company's Klemp de Mexico subsidiary due to an improving Mexican economy.
     Gross profit for the second quarter of 1996 was $8.3 million, compared to $10.6 million for the second quarter of 1995. Gross profit for the second quarter of 1995 included $1.7 million from Oneida. Excluding Oneida's second quarter 1995 gross profit, second quarter 1996 gross profit decreased $0.6 million, or almost 8%. Gross profit margin decreased to 21.2% in the second quarter of 1996, compared to 21.6% in the comparable 1995 period, excluding the gross profit and sales of Oneida. Gross profit and gross profit margin in the second quarter of 1996 compared to the second quarter of 1995 improved at the CPI and Klemp divisions, but declined at the remaining divisions of the Company. The improvements at CPI were primarily due to cost reductions from labor productivity improvements while the improvements at Klemp were primarily due to higher volume. The declines at Auto-Lok were primarily due to lower volume as a result of a softening in the markets for Auto-Lok's products. The declines at Alliance were primarily due to a decline in second quarter volume as well as a change in product mix from higher margin fabrication sales to lower margin engineered products caused by a change in customer demand. The declines at Steelcraft were primarily due to unfavorable labor and overhead variances. Hanna's gross profit margin decreased to 21.6% in the second quarter of 1996 from 22.9% in the second quarter of 1995. Hanna's gross profit margin was affected by competitive pressures in the hydraulic cylinder industry which resulted in sales price compression and a change in product mix to lower margin specialty cylinders caused by a change in customer demand.
     SGA expenses for the second quarter of 1996 were $5.1 million, compared to $5.5 million for the second quarter of 1995. SGA expenses for the second quarter of 1995 included $0.8 million from Oneida. Excluding Oneida's SGA expenses, second quarter 1996 SGA expenses increased $0.4 million compared to second quarter 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, increased to 13% in the second quarter of 1996 compared to 11% in the second quarter of 1995. The increase in SGA expenses primarily relates to additional expenses incurred in connection with increased marketing and sales efforts, both domestically and internationally.
     Other expense for the second quarters of 1996 and 1995 were each $0.3 million.
     Interest expense, net, for the second quarter of 1996 was almost $2.4 million, compared to over $2.4 million for the second quarter of 1995.
Interest expense for the second quarter of 1995 included $0.2 million related to Oneida. Excluding Oneida's interest expense, second quarter 1996 interest expense increased $0.1 million over second quarter 1995. The increase is primarily due to a higher level of debt during the second quarter of 1996 as a result of the issuance of the Parkdale and Gesterkamp Notes in June 1995 to fund a portion of the purchase price of the Reunion Common Stock and Gesterkamp Warrants, and a higher level of average borrowings under the Revolving Credit Facility to fund both the remaining portion of the purchase price of the Reunion Common Stock and Gesterkamp Warrants and an increase in the average level of net working capital in the second quarter of 1996 compared to the second quarter of 1995.
     There was a tax provision of $0.2 million in the second quarter of 1996, compared to a tax provision of $0.5 million in the second quarter of 1995.
The tax provisions were attributable to the pre-tax incomes in each period.
     The equity in income (loss) from continuing operations of affiliate in the second quarter of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for its second quarter of 1996. There was no equity income or loss in the second quarter of 1995.
     The equity in income (loss) from discontinued operations of affiliate in the second quarter of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from discontinued operations for its second quarter of 1996.


Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise.  The operating divisions of the Company carry minimal cash balances.  Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Revolving Credit Facility, as well as other uses
(e.g. corporate headquarters expenses, debt service, capital expenditures, etc.).  Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit
Facility.  Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits.  Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the
Revolving Credit Facility, if necessary.  While Oneida was a subsidiary of the
Company, its liquidity was managed separately.  Prior to its sale, Oneida had a $5.0 million credit facility with Congress.  This facility consisted of a term loan and a revolving loan.  In addition to advances to Oneida from the
Company, this facility provided a primary source of liquidity to Oneida.
     Prior to March 4, 1994, the Company had a $20.0 million revolving credit facility with Heller Financial, Inc.  On March 4, 1994, the Company refinanced this facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company.  The
Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit
Facility was temporarily increased to $26 million on June 20, 1995 in connection with the Chatwins Acquisition, permanently fixed at $25 million on
October 18, 1995 and temporarily increased to $27.5 million on May 1, 1996.
At June 30, 1996, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility.  Borrowings outstanding under the Revolving Credit Facility at June 30, 1996 totalled
$22.0 million.
     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%.  The facility
also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee.
The Loan Agreement was originally scheduled to expire on March 4, 1997 and was renewable annually thereafter.  However, the Company and Congress made various amendments to the Revolving Credit Facility, discussions of which follow.
     On June 20, 1995, the Company acquired the Reunion Common Stock in the
Chatwins Acquisition.  The purchase price consisted of $5.8 million in cash and the Parkdale Note.  On September 14, 1995, Mr. Bradley purchased the
Parkdale Note from Parkdale and the Company made a partial repayment of the
Parkdale Note as required by the terms thereof equal to the $3.1 million proceeds from the sale of Oneida.  In May 1996, the Company made a partial repayment of the Parkdale Note totalling $1.7 million, including interest thereon, primarily from the $3.7 million in cash received by the Company from
Reunion in full payment of the Oneida Advances.  In a letter agreement dated
June 18, 1996, the Company and Mr. Bradley agreed to extend the maturity date of the Parkdale Note to December 31, 1996.  In connection with the purchase of the Reunion Common Stock, the Company purchased the Gesterkamp Warrants.  The purchase price for the Gesterkamp Warrants totalled $0.5 million and consisted of $0.3 million paid in cash and the Gesterkamp Note.  Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Franklin Myers, a director of Reunion.  Pursuant to the terms of the Gesterkamp Note, the Company made principal repayments of $50,000, plus interest at 10% per annum, on each of
January 6 and June 6, 1996.  Such repayments, plus interest, will continue semi-annually until the Gesterkamp Note is repaid.
     The cash portions of the above transactions were funded with borrowings under the Revolving Credit Facility.  To accommodate the additional borrowings, the Revolving Credit Facility was amended to provide a temporary,
90-day increase in the Maximum Credit to $26.0 million from $20.0 million, which included a temporary $4.0 million overadvance availability.  This temporary increase was originally scheduled to expire on September 18, 1995.
However, on September 14, 1995, Congress and the Company further amended the
Revolving Credit Facility to extend the expiration date to October 18, 1995.
Subsequent to September 14, 1995, Congress and the Company further amended the
Revolving Credit Facility to permanently increase the Maximum Credit to $25.0 million, reduce the temporary $4.0 million overadvance availability to $1.5 million, and extend the expiration date of the temporary overadvance availability to January 15, 1996.  As of December 31, 1995, all borrowings under the temporary overadvance availability had been repaid by the Company.
     On May 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 97-day increase in the Maximum Credit to $27.5 million from $25.0 million, which includes a temporary $2.5 million overadvance availability.
The proceeds from this temporary increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1996 interest payment on its senior notes.  During the temporary, 97-day increase period, the temporary
$2.5 million overadvance availability was required to be reduced in weekly increments in amounts ranging from $150,000 beginning on May 20, 1996 to
$250,000 ending on August 5, 1996.  The Company made repayments pursuant to the required reductions on May 20 and 27, 1996, totalling $0.3 million.
However, on May 28, 1996, contemporaneously with the receipt of $3.7 million in cash from Reunion in final repayment of the Oneida Advances, as required, the Company repaid $2.0 million of the temporary $2.5 million overadvance availability and, by June 10, 1996, all amounts borrowed under the temporary
$2.5 million overadvance availability had been repaid by the Company.
Additionally, as part of this amendment, the expiration date of the Loan
Agreement was extended to June 30, 1998 and is renewable annually thereafter.
     The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and approximately 94% of the fully diluted common stock of
Rostone.  On February 2, 1996, CGII acquired the minority interest in
Rostone's common stock it did not already own.  On December 22, 1995, Rostone
and Oneida entered into the Merger Agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC.  In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of
Rostone.  The Merger Agreement provides for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997.  However, under the terms of ORC's loan facility with Congress, all such payments may only be made from equity contributions Reunion may provide to ORC.
     Since Rostone's preferred stock was pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII, any merger proceeds will be paid to the Company until the debt and related interest is paid in full.  The amount due the Company related to this loan was $1.6 million at June 30, 1996.  Any merger proceeds in excess of the amount due the
Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.6 million.  The Company is entitled to any proceeds from these assets.
     Under the equity method of accounting, the carrying value of the
Company's investment in CGII at June 30, 1996 was $0.9 million.
     In December 1995, the Company entered into a joint venture agreement with
CMIESC and Wanggang to form Shanghai Klemp.  The joint venture will provide metal grating to the expanding construction industries in China and nearby countries.  During the first quarter of 1996, the Company satisfied its investment obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately
$1.9 million.  Shanghai Klemp's manufacturing facilities are located in
Wanggang Township, Pudong New Area, Shanghai.  Production is expected to begin during 1996.
     At December 31, 1995, the Company had net operating loss carryforwards for tax reporting purposes of approximately $6.7 million, which are scheduled to expire beginning in 2005.  The ultimate realization of this benefit depends on the Company's ability to generate sufficient taxable income in the future.
While the Company believes that the benefit of such net operating losses will be fully or partially realized by future operating results, prior losses and a desire to be conservative prompted management to leave on its books at
December 31, 1995, a valuation reserve for a portion of such future benefits, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes."

Operating Activities

     Operating activities provided $2.5 million of cash during the first half of 1996, compared to cash provided of $2.1 million in the first half of 1995, an increase of $0.4 million. This increase in cash provided is primarily the result of net working capital (defined as receivables, inventories and trade payables) increasing only $2.6 million in the first half of 1996 compared to an increase in net working capital of $3.5 million in the first half of 1995, resulting in an increase in operating cash provided in the first half of 1996 of $0.9 million and an increase of $1.7 million from changes in other assets and liabilities, partially offset by a decrease in income before depreciation, amortization and equity income of $2.2 million.

Investing Activities

     Investing activities provided $0.5 million of cash during the first half of 1996, compared to cash used of $9.6 million during the first half of 1995, an increase in cash provided of $10.0 million. This increase in cash provided is the result of $6.6 million of cash used in June 1995 for the Reunion Acquisition which did not recur in the 1996 first half in addition to the receipt of $3.7 million of cash received by the Company from the repayment of the remaining portion of the Oneida Advances, including interest, by Reunion. These increases were partially offset by almost $0.2 million of cash used in the first half of 1996 to satisfy the cash portion of the Company's investment obligation in the Shanghai Klemp joint venture.

Financing Activities

     Financing activities during the first half of 1996 used $2.9 million in cash, compared to $8.0 million of cash provided from financing activities during the first half of 1995, an increase in cash used of $10.9 million.
This increase in cash used is primarily the result of a decrease of $1.1 million in the level of net borrowings under the Revolving Credit Facility during the first half of 1996 compared to an increase of $9.8 million in the first half of 1995. Although repayments of debt were approximately equal in the first half of 1996 compared to the first half of 1995, the 1996 first half included the May 1996 payment of $1.7 million to Mr. Bradley in partial repayment of the Parkdale Note and payments totalling $0.1 million to Mr. Franklin Myers in partial repayment of the Gesterkamp Note.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:


               Exhibit No.         Exhibit Description
               -----------         -------------------

                 10.7              Agreement, dated June 1, 1996, between
                                   CP Industries, Inc. and United Steelworkers of America on behalf of Local #1514-01.

                 10.8              Agreement, dated June 1, 1996, between
                                   CP Industries, Inc. and United Steelworkers of America on behalf of Local #1514.

                 10.44 Agreement, dated June 14, 1996, between The Alliance Machine Company and Local Union No. 2361 United Steelworkers of of America AFL-CIO.

                 10.51 Letter Agreement dated June 18, 1996 between Chatwins Group, Inc. and Charles E. Bradley, Sr. extending the maturity date of the Parkdale Note to December 31, 1996.

                 10.52 Joint Venture Agreement by and among Klemp de Mexico, S.A. de C.V. and Consolidated Fabricators, Inc.

                 10.53 Second Amendment dated March 25, 1996 to Lease Agreement dated May 31, 1994 between RTF Properties, L.P. and Chatwins Group, Inc.

                 10.54 Third Amendment dated June 10, 1996 to Lease Agreement dated May 31, 1994 between RTF Properties, L.P. and Chatwins Group, Inc.

                 27                Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:  August 12, 1996               CHATWINS GROUP, INC.
       ---------------                  (Registrant)



                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



      Exhibit No.    Exhibit Description                            Page No.
      -----------    -------------------                            --------

         10.7        Agreement, dated June 1, 1996,                    19
                     between CP Industries, Inc.
                     and United Steelworkers of
                     America on behalf of Local #1514-01.

         10.8        Agreement, dated June 1, 1996,                    40
                     between CP Industries, Inc.
                     and United Steelworkers of
                     America on behalf of Local #1514.

         10.44       Agreement, dated June 14, 1996,                   63
                     between The Alliance Machine Company
                     and Local Union No. 2361 United
                     Steelworkers of America AFL-CIO.

         10.51       Letter Agreement dated June 18, 1996              96
                     between Chatwins Group, Inc. and
                     Charles E. Bradley, Sr. extending the
                     maturity date of the Parkdale Note
                     to December 31, 1996.

         10.52       Joint Venture Agreement by and among              98
                     Klemp de Mexico, S.A. de C.V. and
                     Consolidated Fabricators, Inc.

         10.53       Second Amendment dated March 25, 1996            133
                     to Lease Agreement dated May 31, 1996
                     between RTF Properties, L.P. and
                     Chatwins Group, Inc.

         10.54       Third Amendment dated June 10, 1996              136
                     to Lease Agreement dated May 31, 1996
                     between RTF Properties, L.P. and
                     Chatwins Group, Inc.

         27          Financial Data Schedule                          142