Form 10-Q
period 1996-09-30
CHATWINS GROUP INC
filed 1996-11-13
CIK 906275

      1=======================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------


                       Commission File Number 33-63274
                                              --------

                             CHATWINS GROUP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        DELAWARE                                       74-2156829
------------------------                  ------------------------------------
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

At October 31, 1996, 242,887 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 18.
                             Page 1 of 31 pages.
==============================================================================
      2                      CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            September 30, 1996 and December 31, 1995                      3


          Condensed Consolidated Statement of Income for the
            three and nine months ended September 30, 1996 and 1995       4

          Condensed Consolidated Statement of Cash Flows for
            the nine months ended September 30, 1996 and 1995             5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         16


                   (b)  Reports on Form 8-K                              16




SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                  AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                (in thousands)

                                          At September 30,     At December 31,
                                                     1996                1995
                                              -----------      --------------
                                              (unaudited)
  ASSETS:
Cash and cash equivalents                        $    460            $    357
Receivables, net                                   24,812              29,958
Inventories, net (note 2)                          20,829              19,487
Other current assets                                3,495               4,556
                                                 --------            --------
  Total current assets                             49,596              54,358
Property, plant and equipment, net                 28,997              26,385
Amounts due from related parties                        -               3,523
Investments, net                                   13,447              13,209
Goodwill, net                                       4,915               5,015
Other assets, net                                   5,588               4,846
                                                 --------            --------
Total assets                                     $102,543            $107,336
                                                 ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt                       $    504            $    148
Trade payables                                     11,913              16,175
Amount due to related parties                         956               2,924
Other current liabilities                          11,197               9,179
                                                 --------            --------
  Total current liabilities                        24,570              28,426
Revolving Credit Facility                          20,857              23,147
Senior notes due 2003, net                         49,870              49,852
Other long-term debt                                  870               1,018
Other liabilities                                   4,613               4,713
                                                 --------            --------
  Total liabilities                               100,780             107,156

Commitments and contingent liabilities (note 5)         -                   -

Minority interests                                  1,124                   -

Redeemable preferred stock                          7,456               7,114
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (7,027)             (7,144)
                                                 --------            --------
Total liabilities and stockholders' equity       $102,543            $107,336
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                        1996      1995        1996       1995
                                     -------   -------     --------  --------
Net sales                            $36,560   $44,305     $114,526  $138,553
Cost of sales                         29,367    35,456       91,405   110,439
                                     -------   -------     --------  --------
  Gross profit                         7,193     8,849       23,121    28,114

Selling, general & administrative      4,931     5,550       15,159    16,311
Other expense (income), net              122    (1,075)         697      (393)
                                     -------   -------     --------  --------
  Operating profit                     2,140     4,374        7,265    12,196

Interest expense, net                  2,400     2,633        7,158     7,448
                                     -------   -------     --------  --------
  Income before income taxes and
    equity in income of affiliate       (260)    1,741          107     4,748

Provision for income taxes               (52)      265           13       957
                                     -------   -------     --------  --------
  Income before equity in income
    of affiliate                        (208)    1,476           94     3,791

Equity loss from continuing
  operations of affiliate                (20)     (220)        (220)     (220)
Equity income from discontinued
  operations of affiliate                  -         -          428         -
                                     -------   -------     --------  --------

Net income (loss)                    $  (228)  $ 1,256     $    302  $  3,571
                                     =======   =======     ========  ========

Earnings applicable to common stock  $  (342)  $ 1,142     $    (40) $  3,229
                                     =======   =======     ========  ========

  Earnings (loss) per common share:
Before equity in income of affiliate $ (1.10)  $  4.65     $  (0.85) $  11.77
Continuing operations of affiliate     (0.07)    (0.75)       (0.75)    (0.75)
Discontinued operations of affiliate       -         -         1.46         -
                                     -------   -------     --------  --------
Earnings (loss) per common share     $ (1.17)  $  3.90     $  (0.14) $  11.02
                                     =======   =======     ========  ========
Average equivalent common
  shares outstanding                 292,887   292,887      292,887   292,887
                                     =======   =======     ========  ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (in thousands)(unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             1996        1995*
                                                          -------     -------
  Cash flow from operating activities:
Net income                                                $   302     $ 3,571
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                            2,379       2,555
    Amortization                                              750         804
    Gain on sale of business                                    -      (1,190)
    Equity income (loss) from affiliate                      (208)        220
    Changes in assets, liabilities
      and minority interests                                1,199      (1,609)
                                                          -------     -------
Cash provided by operating activities                       4,422       4,351
                                                          -------     -------
  Cash flow from investing activities:
Receipts from related parties                               3,664           -
Proceeds from sale of business                                  -       3,107
Investment in joint venture                                  (150)          -
Equity investment                                               -      (6,671)
Capital expenditures                                       (3,175)     (4,295)
                                                          -------     -------
Cash provided by (used in) investing activities               339      (7,859)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)     (1,750)
Repayments to related parties                              (2,320)     (3,107)
Net borrowings (repayments) under revolver                 (2,290)      8,124
                                                          -------     -------
Cash provided by (used in) financing activities            (4,658)      3,267
                                                          -------     -------
Net increase (decrease) in cash and cash equivalents          103        (241)
Cash and cash equivalents, beginning of year                  357         445
                                                          -------     -------
Cash and cash equivalents, end of period                  $   460     $   204
                                                          =======     =======
  Noncash investing and financing activities:
Equity investment and related increases in note
  payable and other long-term debt                        $     -     $ 6,000
                                                          =======     =======

*  Certain amounts have been reclassified for comparative purposes.

    See accompanying notes to condensed consolidated financial statements.

                              CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     1996                1995*
                                          ---------------      --------------
                                              (unaudited)
Raw materials                                     $ 9,746             $10,918
Work-in-process                                     9,069               6,876
Finished goods                                      2,929               2,608
                                                  -------             -------
  Total inventories                                21,744              20,402
Less:  LIFO reserves                                 (915)               (915)
                                                  -------             -------
  Inventories, net                                $20,829             $19,487
                                                  =======             =======

*  Certain amounts have been reclassified for comparative purposes.

NOTE 3:  STOCKHOLDERS' EQUITY

The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 1996 (in thousands):

                 Par           Capital                      Accum-
                Value            in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1996          $ 3    $(500)   $1,664  $(1,001)  $ (6,891)  $(419)  $ (7,144)
  Activity
    (unaudited):
Net income        -        -         -        -        302       -        302
Preferred stock
  accretions      -        -         -        -       (342)      -       (342)
Translation
  adjustment      -        -         -        -          -     157        157
                ---    -----    ------  -------   --------   -----   --------
At September 30,
  1996          $ 3    $(500)   $1,664  $(1,001)  $ (6,931)  $(262)  $ (7,027)
                ===    =====    ======  =======   ========   =====   ========

     Earnings per share amounts are based on the weighted average equivalent number of shares of common stock outstanding during the period. In calculating earnings (loss) per common share, income before income taxes has been adjusted for dividends earned on preferred stock for the three and nine month periods ended September 30, 1996 and 1995 of $114,000 and $342,000, respectively.


NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $225,000 were recorded as expense in each of the three and nine month periods ended September 30, 1996 and 1995, respectively.

     In May 1996, Reunion Industries, Inc. (Reunion) paid the Company $3.7 million in cash in final repayment, including interest, of the Oneida Advances (as defined herein). The Company holds 38% of the outstanding common stock of Reunion. Charles E. Bradley, Sr. (Mr. Bradley), Chairman of the Board of the Company, is Reunion's President and Chief Executive Officer.
Contemporaneously with the $3.7 million cash payment received from Reunion, the Company paid $1.7 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note (as defined herein). During 1996, the Company made payments totalling $2.2 million to Mr. Bradley in partial repayment of the Parkdale Note, including interest thereon.

     On January 6 and June 6, 1996, the Company made principal repayments of $50,000 each, plus interest, of the Gesterkamp Note (as defined herein). The Gesterkamp Note is owned by Mr. Franklin Myers, a director of Reunion.

NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In management's opinion, settlement of these and other contingent matters will have no material effect on the Company's financial position. The Company has no adverse commitments at September 30, 1996.


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

     On June 20, 1995, the Company acquired 1,450,000 shares (Reunion Common Stock), or approximately 38%, of the issued and outstanding shares of common stock of Reunion from Parkdale Holdings Corporation N.V. (Parkdale), and purchased 75,000 warrants to purchase shares of Reunion common stock from P. Dean Gesterkamp (Gesterkamp Warrants) (such transactions collectively referred to herein as the "Chatwins Acquisition"). The aggregate purchase price consisted of $5.8 million paid in cash and a $5.8 million promissory note issued to Parkdale (Parkdale Note), and $0.3 million paid in cash and a $0.2 million two-year promissory note issued to P. Dean Gesterkamp (Gesterkamp
Note). Subsequent to its acquisition of Oneida Molded Plastics Corp. (Oneida) on September 14, 1995 (see below), Reunion is primarily engaged in the manufacture of high volume, precision plastics products and providing engineered plastics services. Additionally, with the merger of Oneida and Rostone, Inc. (Rostone) (see below), Reunion also compounds and molds thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 24, 1996, when Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Charles E. Bradley, Sr. (Mr. Bradley), Reuniuon's President and Chief Executive Officer and Chairman of the Board of the Company, and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and nine month periods ended September 30, 1996 as equity income (loss) from operations of affiliate. See "Results of Operations" and "Liquidity and Capital Resources."

     On September 14, 1995 (Sale Date), the Company, through its wholly-owned subsidiary, Chatwins Holdings, Inc. (CHI), sold its holdings of all of the issued and outstanding shares of common stock and preferred stock of Oneida to Reunion, 38% of the common stock of which is owned by the Company. Oneida was a wholly-owned subsidiary of the Company which manufactured high volume, precision plastic products and provided engineered plastic services. The total purchase price received by the Company was $3.1 million in cash.

     Through August 31, 1995, the Company had made advances to Oneida totalling $4.9 million (Oneida Advances). The liabilities of Oneida upon its sale to Reunion included the Oneida Advances. In November 1995, the Company received $1.6 million in cash from Reunion in partial repayment, including interest from September 1, 1995, of the Oneida Advances. In May 1996, Reunion paid the Company $3.7 million in cash in final repayment, including interest from November 1995, of the Oneida Advances. See below and "Liquidity and Capital Resources."

     The Company owns 49% of a holding company, CGI Investment Corporation
(CGII), which owned 100% of the outstanding preferred stock and approximately 94% of the fully diluted common stock of Rostone. On February 2, 1996, CGII acquired the minority interest in Rostone's common stock it did not already own. Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market. On December 22, 1995, Rostone and Oneida entered into a merger agreement (Merger Agreement) whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC). In the merger, ORC purchased all of the issued and outstanding preferred and common stock of Rostone. See "Liquidity and Capital Resources."

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

     During 1996, the Company's Mexican subsidiary, Klemp de Mexico, entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI), a Mexican corporation. CFI is in the business of metal fabrications. See "Results of Operations."


Results of Operations

Nine Months Ended September 30, 1996 Compared to
  Nine Months Ended September 30, 1995

     Net sales for the first nine months of 1996 totalled $114.5 million, compared to $138.6 million for the first nine months of 1995.  Sales for the first nine months of 1995 included $26.2 million from Oneida, which was sold in September 1995.  Excluding Oneida's sales, sales for the first nine months of 1996 increased $2.2 million, or 2%, over the first nine months of 1995.
The increase in sales is primarily due to $1.9 million of increased sales at each of CPI and Hanna and a $1.5 million increase at the Company's Mexican subsidiary offset by decreases of $2.5 million at Auto-Lok and $0.8 millon at

Alliance. The increase at CPI is primarily due to increased international marketing efforts, which has resulted in a continued expansion into foreign markets. The increase at Hanna is also due to increased marketing efforts resulting in higher volumes while the increase at the Mexican subsidiary is primarily due to a slightly improved Mexican economy as well as the consolidation during 1996 of Klemp de Mexico's 50.1% investment in CFI. The decrease in sales at Auto-Lok and Alliance was primarily due to a soft markets and competition which held down orders in the first seven months of 1996. Orders increased in August 1996 at Auto-Lok and Alliance, and consolidated orders for the month of September 1996 totalled $27.2 million, the highest order level in Company history, resulting in a total-Company backlog at September 30, 1996 of $57.9 million, its highest level since month-end September 1995.

     Gross profit for the first nine months of 1996 was $23.1 million, compared to $28.1 million for the first nine months of 1995. Gross profit for the first nine months of 1995 included $4.6 million from Oneida. Excluding Oneida's year-to-date 1995 gross profit, year-to-date 1996 gross profit decreased $0.4 million, or nearly 2%. Profit margin decreased to 20.2% in the first nine months of 1996, compared to 20.9% in the comparable 1995 period, excluding the gross profit and sales of Oneida. Gross profit in the first nine months of 1996 compared to the first nine months of 1995 improved at the CPI and Klemp divisions and the Company's Klemp de Mexico subsidiary. Profit margin increased at Klemp, but either remained flat or decreased at the other divisions of the Company. The improvements in gross profit and margin at Klemp were primarily due to productivity efficiencies resulting in higher favorable variances in the first nine months of 1996. The increases in gross profit at CPI and Klemp de Mexico were primarily due to higher volumes. The decreases at Auto-Lok were primarily due to lower volume as a result of a softening in the markets for Auto-Lok's products. The decreases at Alliance were primarily due to a decline in third quarter volume as well as a change in product mix from higher margin fabrication sales to lower margin engineered products caused by a change in customer demand. The decreases at Steelcraft were primarily due to unfavorable labor and overhead variances. Hanna's profit margin was affected by competitive pressures in the hydraulic cylinder industry which resulted in sales price compression and a change in product mix to lower margin specialty cylinders caused by a change in customer demand, in addition to manufacturing inefficiencies caused by the harsh weather conditions in the midwest during the first quarter of 1996.

     Selling, general and administrative (SGA) expenses for the first nine months of 1996 were $15.2 million, compared to $16.3 million for the first nine months of 1995. SGA expenses for the first nine months of 1995 included $2.5 million from Oneida. Excluding Oneida's SGA expenses, year-to-date 1996 SGA expenses increased $1.4 million compared to year-to-date 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, increased to 13% in the first nine months of 1996 compared to 12% in the 1995 first nine months. The increase in SGA expenses primarily relates to additional expenses incurred in connection with increased marketing and sales efforts, both domestically and internationally.

     Other expense for the first nine months of 1996 was $0.7 million, compared to other income of $0.4 million for the first nine months of 1995.
Other income for the first nine months of 1995 included a $1.2 million gain on the sale of Oneida.  Excluding this gain, the first nine months of 1995 had other expenses totalling $0.8 million.  Other expenses for the first nine months of 1995 included approximately $0.2 million related to the devaluation
of the Mexican Peso during 1995, which resulted in foreign currency transaction losses at the Company's Mexican subsidiary.  Such losses did not recur in the first nine months of 1996.

     Interest expense, net, for the first nine months of 1996 was $7.2 million, which was approximately $0.3 million less than interest expense, net, for the first nine months of 1995. Interest expense for the first nine months of 1995 included $0.6 million related to Oneida. Excluding Oneida's interest expense, year-to-date 1996 interest expense increased $0.3 million over year-to-date 1995. The increase is primarily due to a higher level of debt during the first nine months of 1996 as a result of the Chatwins Acquisition.

     There was a tax provision of less than $0.1 million in the first nine months of 1996, compared to a tax provision of almost $1.0 million in the first nine months of 1995. The tax provisions were attributable to the pre-tax incomes in each period.

     The equity losses from continuing operations of affiliate of $0.2 million in each of the first nine months of 1996 and 1995 relate to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from such periods.

     The equity income from discontinued operations of affiliate of $0.4 million in the first nine months of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from discontinued operations for its first nine months of 1996.


Three Months Ended September 30, 1996 Compared to
  Three Months Ended September 30, 1995

     Net sales for the third quarter of 1996 totalled $36.6 million, compared to $44.3 million for the third quarter of 1995. Sales for the third quarter of 1995 included $8.0 million from Oneida, which was sold in September 1995. Excluding Oneida's sales, sales for the third quarter of 1996 increased $0.3 million compared to the third quarter of 1995. Increases of $1.5 million at CPI, $0.6 million at Hanna and $0.4 million at Klemp de Mexico, were partially offset by decreases of $1.2 million at Auto-Lok and $1.0 million at Alliance. The increase in sales at CPI is the result of continued expansion into foreign markets while the increase at Hanna is due to domestic marketing efforts. The increase at the Mexican subsidiary is primarily due to the consolidation of CFI. Auto-Lok and Alliance continued to be negatively affected during the third quarter by a the lower order levels during the first half of 1996.

     Gross profit for the third quarter of 1996 was $7.2 million, compared to
$8.8 million for the third quarter of 1995.  Gross profit for the third quarter of 1995 included $1.5 million from Oneida.  Excluding Oneida's third quarter 1995 gross profit, third quarter 1996 gross profit decreased $0.2 million.  Gross profit margin decreased to 19.7% in the third quarter of 1996, compared to 20.3% in the comparable 1995 period, excluding the gross profit and sales of Oneida.  In general, an increase in gross profit of $0.3 million at CPI was more than offset by a decrease at Auto-Lok of $0.4 million, with the remaining divisions of the Company experiencing a slight increase or decrease.  Divisional gross margins either remained flat or decreased when compared to the third quarter of 1995 with the most notable decrease at Auto-
Lok.  The declines at Auto-Lok were primarily due to lower volume as a result
of a softening in the markets for Auto-Lok's products.

     SGA expenses for the third quarter of 1996 were $4.9 million, compared to $5.6 million for the third quarter of 1995. SGA expenses for the third quarter of 1995 included $0.8 million from Oneida. Excluding Oneida's SGA expenses, third quarter 1996 SGA expenses increased $0.1 million compared to third quarter 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, were 13% in the third quarters of 1996 and 1995.

     Other expense for the third quarter of 1996 was $0.1 million, compared to other income of $1.1 million for the third quarter of 1995. Other income for the third quarter of 1995 includes the $1.2 million gain from the sale of Oneida in September 1995. Excluding this gain, there was no significant change in other expenses for the third quarter of 1996 compared to the third quarter of 1995.

     Interest expense, net, for the third quarter of 1996 was $2.4 million, compared to $2.6 million for the third quarter of 1995. Interest expense for the third quarter of 1995 included $0.2 million related to Oneida. Excluding Oneida's interest expense, third quarter 1996 interest expense did not change compared to third quarter 1995.

     There was a tax benefit of $0.1 million in the third quarter of 1996, compared to a tax provision of $0.3 million in the third quarter of 1995. The tax provisions were attributable to the pre-tax results in each period.

     The equity losses from continuing operations of affiliate of less than $0.1 million in the third quarter of 1996 and of $0.2 million in the third quarter of 1995 relate to the Company's June 1995 investment in Reunion and represent the Company's proportionate share of Reunion's results from continuing operations for these periods.


Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Revolving Credit Facility (as defined in the Loan Agreement), as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the Revolving Credit Facility, if necessary. While Oneida was a subsidiary of the Company, its liquidity was managed separately. Prior to its sale, Oneida had a $5.0 million credit facility with Congress Financial Corporation (Congress). This facility consisted of a term loan and a revolving loan. In addition to advances to Oneida from the Company, this facility provided a primary source of liquidity to Oneida.

     Prior to March 4, 1994, the Company had a $20.0 million revolving credit
facility with Heller Financial, Inc.  On March 4, 1994, the Company refinanced this facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company.  The
Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit
Facility was temporarily increased to $26 million on June 20, 1995 in connection with the Chatwins Acquisition, and then fixed at $25 million on
October 18, 1995 through the remainder of the term of the Loan Agreement.  At
September 30, 1996, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility.  Borrowings outstanding under the Revolving Credit Facility at September 30, 1996 totalled
$20.9 million.

     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%. The facility also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee. The Loan Agreement was originally scheduled to expire on March 4, 1997 but has been extended to June 30, 1998 and is renewable annually thereafter. The Company and Congress have made various amendments to the Revolving Credit Facility, discussions of which follow.

     On June 20, 1995, the Company acquired the Reunion Common Stock in the Chatwins Acquisition. The purchase price consisted of $5.8 million in cash and the Parkdale Note. On September 14, 1995, Mr. Bradley purchased the Parkdale Note from Parkdale and the Company made a partial repayment of the Parkdale Note as required by the terms thereof equal to the $3.1 million proceeds from the sale of Oneida. In May 1996, the Company made a partial repayment of the Parkdale Note totalling $1.7 million, including interest thereon, primarily from the $3.7 million in cash received by the Company from Reunion in full payment of the Oneida Advances. As discussed below, the remainder of the proceeds were paid to Congress. In a letter agreement dated June 18, 1996, the Company and Mr. Bradley agreed to extend the maturity date of the Parkdale Note to December 31, 1996. In connection with the purchase of the Reunion Common Stock, the Company purchased the Gesterkamp Warrants. The purchase price for the Gesterkamp Warrants totalled $0.5 million and consisted of $0.3 million paid in cash and the Gesterkamp Note. Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Franklin Myers, a director of Reunion. Pursuant to the terms of the Gesterkamp Note, the Company made principal repayments of $50,000, plus interest at 10% per annum, on each of January 6 and June 6, 1996. Such repayments, plus interest, will continue semi-annually until the Gesterkamp Note is repaid.

     The cash portions of the Chatwins Acquisition were funded with borrowings under the Revolving Credit Facility. To accommodate the additional borrowings, the Revolving Credit Facility was amended to provide a temporary, 90-day increase in the Maximum Credit to $26.0 million from $20.0 million, which included a temporary $4.0 million overadvance availability. This temporary increase was originally scheduled to expire on September 18, 1995. However, on September 14, 1995, Congress and the Company further amended the Revolving Credit Facility to extend the expiration date to October 18, 1995. Subsequent to September 14, 1995, Congress and the Company further amended the Revolving Credit Facility to increase the Maximum Credit to $25.0 million, reduce the temporary $4.0 million overadvance availability to $1.5 million, and extend the expiration date of the temporary overadvance availability to January 15, 1996. As of December 31, 1995, all borrowings under the temporary overadvance availability had been repaid by the Company.

     On May 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 97-day increase in the Maximum Credit to $27.5 million from $25.0 million, which included a temporary $2.5 million overadvance availability. The proceeds from this temporary increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1996 interest payment on its senior notes. During the temporary, 97-day increase period, the temporary $2.5 million overadvance availability was required to be reduced in weekly increments in amounts ranging from $150,000 beginning on May 20, 1996 to $250,000 ending on August 5, 1996. The Company made repayments pursuant to the required reductions on May 20 and 27, 1996, totalling $0.3 million. However, on May 28, 1996, contemporaneously with the receipt of $3.7 million in cash from Reunion in final repayment of the Oneida Advances, as required, the Company repaid $2.0 million of the temporary $2.5 million overadvance availability and, by June 10, 1996, all amounts borrowed under the temporary $2.5 million overadvance availability had been repaid by the Company. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to June 30, 1998 and is renewable annually thereafter.

     On November 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 120-day $2.5 million overadvance availability. The Maximum Credit remains at $25.0 million. The proceeds from this temporary overadvance were used for various purposes, including the Company's November 1, 1996 interest payment on its senior notes. Beginning on January 31, 1997 and continuing weekly thereafter, the temporary $2.5 million overadvance availability is required to be reduced in $0.5 million increments until repaid.

     The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and approximately 94% of the fully diluted common stock of Rostone. On February 2, 1996, CGII acquired the minority interest in Rostone's common stock it did not already own. On December 22, 1995, Rostone and Oneida entered into the Merger Agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The Merger Agreement provides for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. However, under the terms of ORC's loan facility with Congress, all such payments may only be made from equity contributions Reunion may provide to ORC.

     Since Rostone's preferred stock was pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII, any merger proceeds will be paid first to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.7 million at September 30, 1996. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's unsecured creditors, one of which is the Company.

      CGII's other primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.6 million. The Company is entitled to any proceeds from these assets.

     Under the equity method of accounting, the carrying value of the Company's investment in CGII at September 30, 1996 was $0.9 million.

     In December 1995, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. Shanghai Klemp's manufacturing facilities are located in Wanggang Township, Pudong New Area, Shanghai. Production is expected to begin during 1996. The joint venture will manufacture metal grating to supply the expanding construction industries in China and nearby countries. During the first quarter of 1996, the Company satisfied its investment obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million.

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

Operating Activities

     Operating activities provided approximately $4.4 million of cash during each of the first nine months of 1996 and 1995. In general, a $2.7 million decrease in income before depreciation, amortization, equity earnings and the gain on sale of Oneida in September 1995, was offset by a $2.8 million increase in cash provided from changes in assets and liabilities in each period, primarily due to $0.5 million of cash used to fund an increase in net working capital (defined as receivables, inventories and trade payables) during the first nine months of 1996 as compared to $3.3 million of cash used to fund an increase in net working capital in the first nine months of 1995.

Investing Activities

     Investing activities provided $0.3 million of cash during the first nine months of 1996, compared to cash used of $7.9 million during the first nine months of 1995, an increase in cash provided of $8.2 million. This increase in cash provided is the result of $6.7 million of cash used in June 1995 for the Chatwins Acquisition which did not recur in the 1996 first nine months, the receipt of $3.7 million of cash received by the Company in 1996 from the repayment of the remaining portion of the Oneida Advances, including interest, by Reunion, and a $1.1 million decrease in the level of capital expenditures. These increases were partially offset by almost $0.2 million of cash used in the first nine months of 1996 to satisfy the cash portion of the Company's investment obligation in the Shanghai Klemp joint venture as well as $3.1 million of cash received in September 1995 from the sale of Oneida which did not recur in 1996.

Financing Activities

     Financing activities during the first nine months of 1996 used $4.6 million in cash, compared to $3.3 million of cash provided from financing activities during the first nine months of 1995, an increase in cash used of

$7.9 million. This increase in cash used is primarily the result of a decrease of $2.3 million in the level of net borrowings under the Revolving Credit Facility during the first nine months of 1996 compared to an increase of $8.1 million in the first nine months of 1995. Offsetting this decrease in cash provided under the Revolving Credit Facility was a $2.5 million decrease in the level of debt repayments and payments to related parties. The 1996 first nine months included payments totalling $2.2 million to Mr. Bradley in partial repayment of the Parkdale Note and payments totalling $0.1 million to Mr. Franklin Myers in partial repayment of the Gesterkamp Note.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:


               Exhibit No.         Exhibit Description
               -----------         -------------------

                  4.25 Amendment No. 6 to Loan and Security Agreement dated November 1, 1996 between Chatwins Group, Inc. and Congress Financial Corporation

                 10.37 Employment Agreement, dated as of August 1, 1996, between Chatwins Group, Inc. and Joseph C. Lawyer

                 27                Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:  November 13, 1996             CHATWINS GROUP, INC.
       -----------------                (Registrant)



                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



      Exhibit No.    Exhibit Description                            Page No.
      -----------    -------------------                            --------

          4.25       Amendment No. 6 to Loan and Security              19
                     Agreement dated November 1, 1996
                     between Chatwins Group, Inc. and
                     Congress Financial Corporation

         10.37       Employment Agreement, dated as of                 23
                     August 1, 1996, between Chatwins
                     Group, Inc. and Joseph C. Lawyer

         27          Financial Data Schedule                           31