Form 10-K
period 1996-12-31
CHATWINS GROUP INC
filed 1997-03-27
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996
                          -----------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

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

The capital stock of the Registrant is not traded in public markets. Accordingly, the aggregate market value of the voting stock of the Registrant cannot be determined.

At February 28, 1997, 242,887 shares of common stock, par value $.01 per share, were outstanding.

==============================================================================

                             CHATWINS GROUP, INC.

                              TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
                                    PART I


Item 1.   Business                                                        3

Item 2.   Properties                                                     12

Item 3.   Legal Proceedings                                              13

Item 4.   Submission of Matters to a Vote of Security Holders            13


                                   PART II


Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  13

Item 6.   Selected Financial Data                                        14

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                16

Item 8.   Financial Statements and Supplementary Data                    26

Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      52


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant             52

Item 11.  Executive Compensation                                         54

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        58

Item 13.  Certain Relationships and Related Transactions                 60


                                   PART IV


Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      68

                                    PART I


Item 1.   Business.
          ---------

GENERAL

     Chatwins Group, Inc. (referred to herein as the "Company" or "Registrant"), through its six manufacturing divisions, designs, manufactures and markets a broad range of fabricated and machined industrial parts and products, primarily for sale to original equipment manufacturers in a variety of industries. The Company's principal fabricated and machined products, and the divisions that produce them, include large, seamless pressure vessels for highly pressurized gases produced by the CP Industries division (CPI), high quality steel and aluminum grating produced by the Klemp division (Klemp), industrial hydraulic and pneumatic cylinders produced by the Hanna division (Hanna), industrial cranes and large mill equipment produced by the Alliance Machine Company division (Alliance), cold-rolled steel leaf springs produced by the Steelcraft division (Steelcraft) and high quality roll formed storage racks produced by the Auto-Lok division (Auto-Lok). The Company also has a small oil and gas division (Europa).
     The Company emphasizes internal development of products, enhancement of manufacturing capabilities, market development and cost control. As a result of this strategy, the Company has maintained stable cash flows from operations. Although its manufacturing divisions share common characteristics as basic metal fabrication concerns, the Company believes that the variety of market niches served by these divisions lessens the impact of adverse economic conditions on the Company.


RECENT DEVELOPMENTS

     On June 20, 1995, the Company acquired 1,450,000 shares, or approximately 38%, of the then issued and outstanding shares of common stock of Reunion Industries (Reunion), a publicly traded company, from Parkdale Holdings Corporation N.V. and purchased 75,000 warrants to purchase shares of Reunion common stock from P. Dean Gesterkamp, both unrelated parties. The aggregate purchase price of the common stock consisted of $5.8 million paid in cash and a $5.8 million promissory note (Parkdale Note). The aggregate purchase of the warrants consisted of $0.3 million paid in cash and a $0.2 million two-year promissory note (Gesterkamp Note). The Parkdale Note was subsequently purchased by Charles E. Bradley Sr. (Mr. Bradley), Reunion's President and Chief Executive Officer and Chairman of the Board of the Company. The Gesterkamp Note was subsequently purchased by Mr. Franklin Myers (Mr. Myers), a director of Reunion.
     Subsequent to Reunion's acquisition of Oneida Molded Plastics Corp. (Oneida), the Company's former plastics division, in September 1995 and the merger of Oneida and Rostone, Inc. (Rostone), a former subsidiary of CGI Investment Corp. (CGII), which is 49%-owned by the Company, in February 1996, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 1996, when Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note.
Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion.
     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying consolidated statement of income for the years ended December 31, 1996 and 1995 as equity income (loss) from operations of affiliate.
     Contemporaneously with the receipt of $3.7 million in cash from Reunion during 1996 as discussed above, the Company paid $1.7 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. During 1996, the Company made payments totalling $2.6 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. At December 31, 1996, the Company's liability to Mr. Bradley under the Parkdale Note totalled $0.5 million, including interest, which was repaid in full in January 1997. On January 6 and June 6, 1996, the Company made principal repayments of $50,000 each, plus interest, to Mr. Myers in partial repayment of the Gesterkamp Note. At December 31, 1996, the Company's liability to Mr. Myers under the Gesterkamp Note totalled $100,000. See "Management's Discussion and Analysis of Results of Operations" and "Certain Relationships and Related Transactions."
     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company (CMIESC) and Wanggang Township Economic Development Corporation (Wanggang) to form the Shanghai Klemp Metal Products Co., Ltd. (Shanghai Klemp). The joint venture will provide metal grating to the expanding construction industries in China and nearby countries. During the first quarter of 1996, the Company satisfied its investment obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million. Shanghai Klemp's manufacturing facilities are located in Wanggang Township, Pudong New Area, Shanghai. Production began in late December 1996.
     During 1996, the Company's Mexican subsidiary, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications.


STRATEGY

     The Company's strategy is the establishment of large market share positions in well established niche markets. In this regard, the Company intends to continue to consider acquisitions that enhance its existing capabilities and profitability, or that are otherwise compatible with its strategies and management expertise. Since 1989, the Company has consummated nine such acquisitions. Additionally, the Company has undertaken efforts to expand export and international sales by exploring the potential for increased marketing of certain products in targeted foreign countries and, as discussed above, joint venturing with selected international partners. The Company and Reunion are continuing to explore the opportunities for synergies between their businesses.

INVESTMENTS

Reunion - On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock, constituting approximately 38% of the then outstanding common stock of Reunion. Reunion's common stock is listed for quotation on the NASDAQ Small-Cap. Market under the symbol "RUNR" and on the Pacific Stock Exchange under the symbol "RUN".
     The Company's representatives have proposed and intend to propose appropriate investment transactions to the Reunion Board of Directors. Over the longer-term, the Company and Reunion are considering the merger of the Company into Reunion, possibly coincident with a redemption of the Senior Notes (as defined). There is no assurance, however, that either such a merger or refinancing will occur nor, if either does occur, they will occur at any particular time. The Company may propose the merger of itself into Reunion after the third anniversary of its acquisition of the Reunion common stock. Each of the transactions that the Company's representatives have proposed or may propose to Reunion will be subject to approvals by the Board of Directors of Reunion and, where appropriate, the Company and compliance with the Company's and Reunion's operative documents, including, in the case of the Company, with the covenants in the Company's Indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture) pursuant to which the Company's $50.0 million principal amount of 13% per annum senior notes (Senior Notes) are issued and the Company's $25.0 million revolving credit facility (Revolving Credit Facility) with Congress Financial Corporation (Congress). There can be no assurance that any proposed transaction will be consummated.
     Mr. Bradley is President, Chief Executive Officer and a director of Reunion. Thomas L. Cassidy, a director of the Company, is also a director of Reunion. John G. Poole (Mr. Poole), a director and stockholder of the Company, is a director of Reunion.

CGII - The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone. Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.
     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in 1996 as specified in the merger agreement for the payment of deferred merger proceeds in 1997. Under the terms of ORC's loan facility with Congress, deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.
     Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII. As such, any merger proceeds will be paid to Chatwins until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at December 31, 1996. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1996. Upon liquidation, these assets will be allocated among CGII's remaining creditors, one of which is the Company. See "Certain Relationships and Related Transactions - Certain Loans
- Rostone and CGII."


CGI Sales - The Company also has a wholly-owned subsidiary, CGI Sales Corporation (CGI Sales), which is a Barbados corporation that functions as the Company's foreign sales corporation. In 1996, approximately $5.0 million of the Company's sales passed-through CGI Sales Corporation.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, growth strategies and penetrations of new markets, mergers and joint ventures and transactions with affiliates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual outcomes could differ from these forward-looking statements as a result of, among other things, adverse economic conditions, competition, demand for the Company's and competitors' products and financing difficulties. In light of these risks and uncertainties, there can be no assurance that actual outcomes will equal the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.


INDIVIDUAL OPERATING DIVISIONS

CPI - Founded in 1897, CPI, the former Christy Park division of USX Corporation, specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the Alternative Fueled Vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.

Klemp - Founded in 1901, Klemp is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities. For financial reporting purposes, operations of Klemp de Mexico, the Company's Mexican subsidiary, are reported as part of the Klemp division.

Alliance - Founded in 1901, Alliance designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.

Hanna - Founded in 1901, Hanna designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.

Steelcraft - Founded in 1972, Steelcraft manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicle and agricultural trailers.

Europa - The Company was originally incorporated as Europa Petroleum, Inc. in 1980. The Europa division continues the Company's original oil and gas business, holding interests in a small number of leases for oil and gas properties, investing in low-risk gas exploration and managing a portfolio of oil and gas participations.

Auto-Lok - Founded in 1946, Auto-Lok manufactures high quality roll formed storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.

     The following chart sets forth net sales, EBITDA (as defined), and total assets by division and subsidiary and in total for the Company, at and for the years ended December 31, 1996, 1995 and 1994 (in thousands, including notes hereto, unless otherwise indicated):
                                                                      Total
                                    Net Sales        EBITDA(1)       Assets(2)
                                 --------------      ---------       ---------
  At and for the year ended
    December 31, 1996:
CPI                                 $ 25,107          $ 5,377         $16,236
Klemp                                 49,643            4,350          27,454
Alliance                              28,091            1,546          12,662
Hanna                                 29,617            3,127          15,972
Steelcraft                             4,010              771           1,766
Europa                                   148               94           1,433
Auto-Lok                              16,864             (154)          7,860
                                    --------          -------         -------
  Totals                            $153,480          $15,111         $83,383
                                    ========          =======         =======
  At and for the year ended
    December 31, 1995:
CPI                                 $ 21,191          $ 4,096         $14,633
Klemp                                 49,203            4,842          25,165
Alliance                              31,448            2,400          13,080
Hanna                                 27,541            3,872          17,388
Steelcraft                             3,949              878           1,873
Europa                                   224              101           1,367
Auto-Lok                              23,626            2,190           9,538
Oneida (to September 14, 1995)        26,226            2,504               -
                                    --------          -------         -------
  Totals                            $183,408          $20,883         $83,044
                                    ========          =======         =======
  At and for the year ended
    December 31, 1994:
CPI                                 $ 15,517          $ 2,520         $12,362
Klemp                                 41,521            3,979          23,176
Alliance                              32,185            1,452          10,038
Hanna                                 17,594            2,802          15,063
Steelcraft                             3,899              879           1,744
Europa                                   202               46           1,344
Auto-Lok                              15,435              801           7,194
Oneida (from April 1, 1994)           23,195            1,142          15,956
Ipsen (to September 30, 1994)          5,162            1,256               -
                                    --------          -------         -------
  Totals                            $154,710          $14,877         $86,877
                                    ========          =======         =======

(1) Excludes Headquarters expenses in the years ended December 31, 1996, 1995 and 1994 of $1,558, $1,952 and $2,052, respectively. See Item 6 for operating income and a definition of EBITDA.

(2) Excludes Headquarters assets at December 31, 1996, 1995 and 1994 of $20,370, $24,292 and $8,473, respectively.

GENERAL ASPECTS APPLICABLE TO THE DIVISIONS

Raw Materials - The major raw materials used by the Company in its fabricated, cold-rolled and machined products manufacturing divisions include steel hot-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company remained relatively constant during 1996. There can be no assurance that prices for these and other raw materials used by the Company will not increase in the future.

Competition - Most of the Company's products are sold in highly competitive markets both in the U.S. and internationally. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies, on the basis of price, service, quality and the ability to supply customers in a timely manner. A number of the Company's competitors have financial and other resources that are substantially greater than those of the Company. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion which would have a material effect on the Company's results of operations.

Export Sales - The Company's export sales for 1996 were approximately 7% of total sales. Export sales were primarily made in five areas during 1996 - the Middle and Far Easts, China, Canada and South America. CPI and Hanna have recorded sales to companies in the Middle and Far Easts. Alliance, CPI and Hanna account for sales to South America, while the majority of the divisions have made sales in Canada. Alliance recorded sales in China.

Backlog - The Company's consolidated backlog at December 31, 1996 and 1995 was approximately $65.5 million and $45.3 million. Except for Alliance, all backlog orders at December 31, 1996 are expected to ship within a year. Due to the nature of its business, Alliance's backlog, which represented approximately 45% and 35% of consolidated backlog at December 31, 1996 and 1995, respectively, is expected to ship within two years.

Research and Development - The Company operates in relatively mature markets and the majority of its research and development work is related to improving the quality and performance of its existing products, meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, the Company has engineering departments at all of its major manufacturing divisions.

Major Customers - During 1996, no customer accounted for more than 10% of the net sales of the Company. Individual divisions of the Company have had customers in certain calendar years that have accounted for in excess of 10% of that division's net sales. This occurs principally at CPI, Alliance, the Brooks operation of Hanna and Auto-Lok due to the large contract nature of their businesses, and commonly occurs for different customers from one year to the next.

Patents and Trademarks - The Company owns a number of patents and trademarks that are registered in the United States Patent and Trademark Office and internationally. The Company does not believe that any of its registered trademarks or patents are material to the Company's business or that such business is dependent on any trademark or patent.

Marketing and Distribution - The Company markets and distributes its products in a variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturers representatives, domestic and international agents and North American networks of independent distributors that specialize in a product of the Company's various divisions.

Employees - As of December 31, 1996, the Company had a total of 1,112 people in manufacturing and administrative jobs. The Company believes its relations with its employees are good. The Company has not experienced a strike at any of its divisions. A breakdown by location and function follows.

                                                    General and
Division      Location          Manufacturing      Administrative      Total
--------      --------        -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------

CPI           McKeesport, PA   84(1)               8(2)       26         118

Klemp         Chicago, IL      77(3)                          30         107
              Orem, UT                   106                  21         127
              Dayton, TX                  57                  18          75
              Liberty, MO      43(4)       7                  17          67
              Dallas, TX                  11                   3          14
              Atlanta, GA                  2                   2           4

Alliance      Alliance, OH    142(5)                          82         224

Hanna         Chicago, IL                 63                  47         110
              Milwaukee, WI               62                  22          84

Steelcraft    Miami, OK                   29                   5          34

Headquarters  Pittsburgh, PA                                  13          13

Auto-Lok      Acworth, GA                101                  34         135
                              ---        ---       -         ---       -----
  Totals                      346        438       8         320       1,112
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires May 31, 2001.
(2)  United Steelworkers of America - Contract expires May 31, 2001.
(3) International Association of Bridge, Structural and Ornamental Iron Workers - Contract expires April 30, 1998.
(4) International Union of Operating Engineers - Contract Expires October 31, 1997.
(5)  United Steelworkers of America - Contract expires June 14, 1999.

Insurance - The Company maintains general liability, product liability, property, workers' compensation, and other insurance in amounts and on terms that it believes are customary for companies similarly situated.

Environmental - Since 1988, the Company has followed procedures and maintained strict policies designed to protect the environmental welfare of its employees and the communities surrounding its various locations.
     As a part of a refinancing by the Company in 1990, environmental audits were performed at the Company's various locations by independent environmental engineering companies. Recommendations contained in those audits were implemented by the Company. Each facility is monitored as part of the Company's internal environmental and hazardous materials management program. All underground storage tanks have been removed as a part of this program.
The Company has also completed a compliance program for polychlorinated biphenyls and to remove or encapsulate asbestos at all of its facilities. A policy of seeking substitutes for hazardous materials has been established and many potentially hazardous substances have been replaced by environmentally safe items. The Company's employees have been trained to work properly with potentially hazardous substances and to read and understand Material Safety Data Sheets.
     In September 1988, U.S. Metalsource Corp. (Metalsource), the owner of the Ipsen facility prior to the Company, removed substantial quantities of solvent contaminated soil from the Ipsen facility to a licensed landfill. While almost all of the contaminated soil was removed, isolated areas could not be removed due to building safety concerns. A residual groundwater contamination problem remains. Alco Standard Corporation (Alco), the owner of the Ipsen facility during the time when the vast majority of the contamination occurred, has agreed to perform, pay for and assume direct responsibility and liability for, and hold the Company harmless in respect of, the remediation of the remaining contamination including an ongoing groundwater remediation plan which has been approved by the Illinois Environmental Protection Agency. Concurrent with its sale of the Ipsen assets, the Company assigned to the purchaser the Company's rights to this agreement with Alco. The Company also covenanted with the purchaser to complete or cause to be completed the remediation of the remaining contamination if Alco should fail to honor its agreement. As of December 31, 1996, Alco was continuing to perform under the approved groundwater remediation plan.
     As a result of these efforts, the Company believes that its business, operations and facilities are being operated in substantial compliance with applicable environmental and health and safety laws and regulations. In addition, the Company is aware of no environmental claims that have been or could be asserted against the Company, other than those claims that the Company believes have been resolved or are the subject of indemnification agreements with former owners of the Company's properties.

Item 2.   Properties.
          -----------

     The Company has a total of 97.3 acres and 1,837,875 square feet being used for ongoing operations throughout the United States. All locations are both manufacturing and administrative facilities except for Headquarters in Pittsburgh, PA, which is administrative:
                                                                 Lease
                                 Square      Land              Expiration
Division      Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
CPI           McKeesport, PA    635,950      37.0     Owned         -

Klemp         Chicago, IL       196,461       7.6     Owned         -
              Orem, UT           90,000       5.0     Owned         -
              Dayton, TX         41,250       7.8     Owned         -
              Dallas, TX         21,600        -      Leased     1/31/02
              Liberty, MO        55,551       5.7     Owned         -
              Atlanta, GA        12,000        -      Leased     5/31/99

Alliance      Alliance, OH      383,865      14.8     Owned         -

Hanna         Chicago, IL        85,283       2.7     Owned         -
              Milwaukee, WI      48,000       3.2     Owned         -

Steelcraft    Miami, OK          39,120      13.5     Owned         -

Headquarters  Pittsburgh, PA      5,895        -      Leased     8/31/01

Auto-Lok      Acworth, GA       222,900        -      Leased     3/13/05

     The Company believes that all of its facilities have been in operation for a sufficient period of time to demonstrate their suitability for their individual purposes. The production capacities of the Company's facilities are believed by the Company to be sufficient for the Company's anticipated future needs.
     In addition to the property listed above, the Company owns 92.7 acres of farm land adjacent to its former Ipsen facility, in Boone County, IL, which were retained by the Company after the Ipsen sale.

Item 3.   Legal Proceedings.
          ------------------

     In June 1993, the U.S. Customs Service (Customs) made a demand on the Company's former industrial rubber distribution division for $612,948.30 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following the Company's initial response raising various arguments in defense, Customs responded in January 1997 by reducing its demand to $370,968.00. Should the claim not be resolved, Customs threatens suit in the International Court of Claims. The Company continues to believe there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.
     In addition to the aforementioned Customs claim, the Company is involved in other various legal proceedings not related to product liability claims and believes that none of these individually or in the aggregate will have a material effect on the financial condition or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.



                                   PART II


Item 5.   Market for the Registrant's Common Stock and
          --------------------------------------------
            Related Stockholder Matters.
            ----------------------------

     The common stock of the Registrant (Common Stock), par value $0.01 (whole dollars) per share, is not traded in public markets. As of March 26, 1997, there were eleven holders of record of the Common Stock. The Company has not paid, and does not expect to pay in the foreseeable future, dividends on the Common Stock. The Company intends to retain its earnings for the future operation and expansion of the business. In addition, the Indenture and the Loan Agreement place restrictions on the Company's ability to declare or pay dividends on, or make any distribution in respect of, the Company's capital stock, or purchase, redeem or otherwise acquire or retire for value any shares of the Company's capital stock.

Item 6.   Selected Financial Data.
          ------------------------

                      SELECTED HISTORICAL FINANCIAL DATA
                    (in thousands, including notes hereto,
              except for share and per share amounts and ratios)

Year Ended December 31,           1996      1995     1994     1993     1992
                                --------  -------- -------- -------- --------
EARNINGS DATA(1):

Net sales                       $153,480  $183,408 $154,710 $111,457 $107,601
Cost of sales                    123,384   146,386  124,856   89,165   84,201
                                --------  -------- -------- -------- --------
Gross profit                      30,096    37,022   29,854   22,292   23,400
Selling, general and
  administrative expenses(2)      19,899    21,169   19,653   14,141   14,868
Other (income) expense, net          275       407     (176)     589      844
                                --------  -------- -------- -------- --------
Operating profit                   9,922    15,446   10,377    7,562    7,688
Interest expense, net(3)           9,559     9,800    8,567    6,179    4,389
                                --------  -------- -------- -------- --------
Income before income taxes
  from continuing operations         363     5,646    1,810    1,383    3,299
Provision for income taxes(4)        143     1,034      388      570    1,366
                                --------  -------- -------- -------- --------
Income from continuing
  operations                    $    220  $  4,612 $  1,422 $    813 $  1,933
                                ========  ======== ======== ======== ========
Income (loss) from continuing
  operations applicable to
  common stock(5)               $   (236) $  4,156 $    972 $    238 $  1,153
                                ========  ======== ======== ======== ========
Average equivalent common
  shares outstanding             292,887   292,887  293,242  304,655  283,996
                                ========  ======== ======== ======== ========
Income (loss) from continuing
  operations per common share   $  (0.80) $  14.19 $   3.31 $   0.78 $   4.06
                                ========  ======== ======== ======== ========
Ratio of earnings to
  fixed charges(6)                 1.04x     1.56x    1.19x        -    1.59x
                                ========  ======== ======== ======== ========
OPERATING AND OTHER DATA:

EBITDA(7)                       $ 13,553  $ 18,931 $ 12,825 $ 11,949 $ 12,588
                                ========  ======== ======== ======== ========
Cash flow from (used in)
  operating activities             3,761     2,472   (1,432)   4,071    4,403
                                ========  ======== ======== ======== ========
Cash flow from (used in)
  investing activities            (1,190)   (6,866)  (4,321)  (5,004)  (2,739)
                                ========  ======== ======== ======== ========
Cash flow from (used in)
  financing activities            (2,303)    4,725    5,271    1,703   (1,803)
                                ========  ======== ======== ======== ========

Depreciation and amortization(8)   3,631     3,974    3,900    3,392    3,300
                                ========  ======== ======== ======== ========
Capital expenditures               4,704     4,852    5,085    1,682    2,882
                                ========  ======== ======== ======== ========
Ratio of EBITDA to interest
  expense(7)                       1.52x     2.05x    1.58x    2.07x    3.11x
                                ========  ======== ======== ======== ========

At December 31,                   1996      1995     1994     1993     1992
                                --------  -------- -------- -------- --------
BALANCE SHEET DATA:

Working capital                 $ 26,291  $ 25,832 $ 20,741 $ 19,117 $ 17,679
                                ========  ======== ======== ======== ========
Total assets                     102,579   107,336   95,350   72,644   69,645
                                ========  ======== ======== ======== ========
Total long-term debt              74,375    73,917   66,141   55,943   41,921
                                ========  ======== ======== ======== ========
Redeemable preferred stock         7,570     7,114    6,658    6,208   10,001
                                ========  ======== ======== ======== ========
Stockholders' equity(9)           (8,105)   (7,144) (10,749) (11,430)  (8,918)
                                ========  ======== ======== ======== ========

(1) The Company holds a minority voting interest in Reunion which it accounts for under the equity method. On September 14, 1995, the Company sold Oneida to Reunion. Such transaction was treated as the disposal of a portion of a line of business with Oneida's historical operating results and resulting gain on sale classified within continuing operations through September 14, 1995.

(2) Includes PUPs expense related to plans that were terminated concurrently with the issuance and sale of the Senior Notes. Such expenses for the years 1992 and 1993 were $1,600 and $995, respectively.

(3) Includes amortization of debt issuance expenses of the following amounts for the following years: 1996: $632; 1995: $564; 1994: $444; 1993: $395 and
1992: $344.

(4) See Note 17 to the consolidated financial statements of the Company for the year ended December 31, 1996. Due primarily to the use of net operating loss carryforwards, the Company's actual cash payments, net of refunds, relating to state and federal income taxes for the years ended December 31, 1992 through December 31, 1996 have been approximately $297, $72, $533, $20 and $53, respectively.

(5) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock as follows: 1996: $456; 1995: $456; 1994: $450; 1993: $575 and 1992: $780.

(6)  See Item 14, Exhibit 12.1.

(7)  EBITDA is calculated as follows:

                                  1996     1995     1994     1993     1992
                                -------- -------- -------- -------- --------
Income from continuing
  operations                    $    363 $  5,646 $  1,810 $  1,383 $  3,299
Interest expense, net              9,559    9,800    8,567    6,179    4,389
Depreciation and amortization(8)   3,631    3,974    3,900    3,392    3,300
Gain on sale of business               -   (1,190)  (1,452)       -        -
Loss on notes receivable               -      701        -        -        -
PUPs expense(2)                        -        -        -      995    1,600
                                -------- -------- -------- -------- --------
     EBITDA                     $ 13,553 $ 18,931 $ 12,825 $ 11,949 $ 12,588
                                ======== ======== ======== ======== ========

The Company has included EBITDA and the ratio of EBITDA to interest expense in the Selected Historical Financial Data due to the close relationship of these line items to the Company's financial covenants benefitting the Senior Notes.

(8)  Excludes amortization of debt issuance expenses.  See footnote (3) above.

(9) Stockholders' equity has been reduced by accretions for redemption value of and dividends on preferred stock of $13.5 million through 1996.


Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operations.
            ------------------------------------

General

     Through September 14, 1995, the date Oneida was sold, the Company's organizational structure included six divisions that design, manufacture and market metal products, a wholly-owned subsidiary that manufactures high volume, precision plastic products and provides engineered plastic services, an oil and gas division and an equity investment in an oil, gas and real estate development company. In 1995, the combined operations of the six metal manufacturing divisions accounted for approximately 85% of the Company's net sales and approximately 91% of the Company's operating income before corporate office expenses. In 1996, substantially all of the Company's operations related to metal products. As discussed below, several changes to the Company's structure transpired in 1995 and 1996.
     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion from Parkdale and purchased the Gesterkamp Warrants from P. Dean Gesterkamp. Subsequent to Reunion's acquisition of Oneida in September 1995 and the merger of Oneida and Rostone in February 1996, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 1996, when Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying consolidated statement of income for the years ended December 31, 1996 and 1995 as equity income (loss) from operations of affiliate.
     On September 14, 1995, the Company, through Chatwins Holdings Inc. (CHI), sold its holdings of all of the issued and outstanding shares of common stock and preferred stock of Oneida to Reunion, approximately 38% of the common stock of which is owned by the Company. See "Liquidity and Capital Resources."
     The Company considered Oneida to be a segment of a business as defined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company holds a minority voting interest in Reunion which, as discussed above, purchased Oneida from the Company. Accordingly, Oneida's historical operating results and the pre-tax gain on sale are included as part of the Company's continuing operations, pursuant to SAB 93. As Oneida was sold to an affiliate, the Company reduced the carrying value of its investment in Reunion by approximately $0.7 million, which represents 38% of the pre-tax gain of approximately $1.9 million from the sale of Oneida. The remaining pre-tax gain of $1.2 million was recorded as part of other income in the accompanying consolidated statement of income for the year ended December 31, 1995. For the 1995 period ended on September 14, 1995, Oneida had income before income taxes of $1.3 million. For the nine month period ended December 31, 1994, Oneida had income before income taxes of $35,000. See "Liquidity and Capital Resources."
     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. See "Liquidity and Capital Resources."
     In December 1995, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. See "Liquidity and Capital Resources."
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc. to form CFI-Klemp. CFI-Klemp is in the business of metal fabrications.
     Pursuant to paragraph 11 of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. During 1996, the three-year cumulative inflation rate in Mexico exceeded 100%. Accordingly and pursuant to the conclusion reached by the International Practices Task Force of the American Institute of Certified Public Accountants, effective January 1, 1997, the functional currency for the financial statements of Klemp de Mexico will change from the Mexican Peso to the U.S. dollar.
     The Company's products and services are sold primarily to customers in the U.S. for use in a variety of industries. Consequently, its businesses are generally affected by the levels of industrial activity and economic conditions in the U.S. Overall industrial growth, levels of capital spending and interest rates are among the factors that affect the demand for the Company's products and services.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales for 1996 totaled $153.5 million, compared to $183.4 million for 1995 (including $26.2 million from Oneida, which was sold on September 14, 1995). Excluding the sales of Oneida, net sales decreased $3.7 million, or 2%. Sales increased at the Company's CPI, Hanna and Klemp divisions but decreased at Auto-Lok and Alliance. By division, sales increased $3.9 million at CPI, $2.1 million at Hanna and $0.4 million at Klemp. Sales decreased $6.8 million, or 29%, at Auto-Lok and $3.4 million at Alliance. The increases in sales at CPI and Hanna are primarily due to an increase in demand for their products as a result of increased marketing efforts, with CPI experiencing increased sales both domestically and in direct and indirect export sales.
The decrease in sales at Auto-Lok and Alliance was primarily due to soft markets for their products and the resulting increase in competition which held down orders through nearly the first eight months of 1996. Orders began to increase in August 1996 at both Auto-Lok and Alliance, with consolidated orders for the last four months of 1996 totalling $72 million, which included a total of $35 million at Alliance and Auto-Lok, the highest level over a four month period in Company history, resulting in a total-Company backlog at year-end 1996 of $66 million, its highest level since month-end August 1995.
     Gross profit for 1996 was $30.1 million, compared to $37.0 million for 1995. Gross profit for 1995 included $4.6 million from Oneida. Excluding Oneida's 1995 gross profit, 1996 gross profit decreased $2.3 million. Profit margin decreased to 19.6% in 1996, compared to 20.6% in 1995, excluding the gross profit and sales of Oneida. Gross profit in 1996 compared to 1995 improved at CPI but decreased at the other divisions of the Company. The improvements in gross profit and margin at CPI were primarily due to the efficiencies of higher volume. The decreases at Auto-Lok were primarily due to lower volume as a result of a softening in the markets for Auto-Lok's products. The decreases at Alliance were primarily due to a decline in volume during the second half of 1996 as well as a change in product mix from higher margin fabrication sales to lower margin engineered products caused by a change in customer demand. The decreases at Steelcraft were primarily due to unfavorable labor and overhead variances. Hanna's profit margin was affected by competitive pressures in the hydraulic cylinder industry which resulted in sales price compression and a change in product mix to lower margin specialty cylinders caused by a change in customer demand, in addition to manufacturing inefficiencies caused by the harsh weather conditions in the midwest during the first and fourth quarters of 1996.
     Selling, general and administrative (SGA) expenses for 1996 were $19.9 million, compared to $21.2 million for 1995. SGA expenses for 1995 included $2.5 million from Oneida. Excluding Oneida's SGA expenses, year-to-date 1996 SGA expenses increased $1.2 million compared to 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, increased to 13% in 1996 compared to 12% in 1995. The increase in SGA expenses primarily relates to additional expenses incurred in connection with increased marketing and sales efforts, both domestically and internationally.
     Other expense for 1996 was $0.3 million, compared to other expense of $0.4 million for 1995, which included other expenses of Oneida of $0.2 million. Other expense for 1995 included a $1.2 million gain on the sale of Oneida and a $0.7 million loss on the settlement of notes receivable from an affiliated company. Excluding Oneida's other expenses of $0.2 million, the $0.7 million settlement loss on affiliated notes receivable and the $1.2 million gain on the sale of Oneida, 1995 had other expenses of $0.7 million compared to $0.3 million for 1996. Other expenses for 1995 included approximately $0.3 million related to the devaluation of the Mexican Peso during 1995, which resulted in foreign currency transaction losses at the Company's Mexican subsidiary. Such losses did not recur in 1996.
     Interest expense, net, for 1996 was $9.6 million, which was approximately $0.2 million less than interest expense, net, for 1995. Interest expense for 1995 included $0.6 million related to Oneida. Excluding Oneida's interest expense, 1996 interest expense increased $0.4 million over 1995. The increase is primarily due to a higher level of debt during the first nine months of 1996 as a result of the investment in Reunion common stock.
     There was a tax provision of $0.1 million in 1996, compared to a tax provision of $1.0 million in 1995. The tax provisions were attributable to the pre-tax incomes in each period.
     The equity loss from continuing operations of affiliate of approximately $0.2 million in each of 1996 and 1995 relate to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from such periods.
     The equity loss from discontinued operations of affiliate of $0.3 million in 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from discontinued operations for 1996. Included in the $0.3 million was an income of $0.2 million related to Reunion's oil and gas discontinued operations which was more than fully offset by a loss of $0.5 million related to Reunion's agricultural discontinued operations.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales for 1995 totaled $183.4 million, compared to $154.7 million for 1994 (including $5.2 million from Ipsen, which was sold on September 30, 1994), a net increase of $28.7 million, or 18.5%. Sales increased at all significant divisions of the Company with the exception of a $0.7 million decrease at Alliance. By division, sales increased $9.9 million at Hanna, $8.2 million at Auto-Lok, $6.7 million at Klemp, $5.7 million at CPI and $3.0 million at Oneida, which was owned by the Company for approximately nine months in both 1995 and 1994. The significant increase in sales at Hanna was primarily due to the addition of T.J. Brooks (Brooks), which contributed $12.5 million in sales in 1995, compared to $3.5 million in the 1994 post-acquisition period. The remaining increase at Hanna and increases at the other divisions of the Company primarily reflect increased marketing efforts resulting in higher orders, backlog and sales. Steelcraft's sales during 1995 were at about their same level as in 1994. The decrease in sales at Alliance was the result of a 31% decrease in orders during 1994 compared to 1993, causing a lower backlog at year-end 1994. However, Alliance's orders during 1995 increased over 40% from their 1994 level.
     Gross profit for 1995 was $37.0 million, compared to $29.9 million for 1994, a net increase of $7.1 million, or 24.0%. Gross profit margin increased to 20.2% in 1995, compared to 19.3% in 1994. Gross profit improved at all divisions during 1995 compared to 1994 and, except for Hanna, gross profit margin also increased at all divisions. The improvements primarily reflect higher levels of sales volumes in 1995 over 1994 without corresponding increases in various production-related fixed costs. Also contributing to the percentage increases were cost reductions from cost control initiatives and sales price increases. Hanna's gross profit margin was reduced by the addition of Brooks, whose product lines generally produce lower margins than Hanna's historical product.
     SGA expenses for 1995 were $21.2 million, compared to $19.7 million for 1994, a net increase of $1.5 million, or 7.7%. The increase in SGA expenses primarily relates to additional expenses incurred from increased marketing and sales efforts, both domestically and internationally, which have resulted in the increased sales volumes.
     Other expense for 1995 was $0.4 million, compared to other income of $0.2 million for 1994, a net decrease of $0.6 million. Included in other income/expense for 1995 and 1994 are $1.2 million and $1.45 million, respectively, of non-recurring gains from the sales of businesses. Oneida was sold in the third quarter of 1995 and Ipsen was sold in the third quarter of 1994. Excluding these gains, other expense for 1995 totalled $1.6 million, compared to other expense of $1.3 million for 1994, a net increase of $0.3 million. The primary reason for this increase was the devaluation of the Mexican Peso during 1995, which resulted in approximately $0.3 million in foreign currency transaction losses at the Company's Mexican subsidiary.
     Equity in loss of affiliate was $0.1 million in both 1995 and 1994. The equity loss in 1995 relates solely to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results for 1995, while the equity loss in 1994 related to the Company's investment in CGII. There was no income or loss on the Company's investment in CGII during 1995.
     Interest expense, net, for 1995 was $9.8 million, compared to $8.6 million for 1994, a net increase of $1.2 million, or 14.4%. The increase is primarily due to a higher level of debt during 1995 as a result of the issuance of the Parkdale and Gesterkamp Notes in June 1995 to fund a portion of the purchase price of the Reunion common stock and Gesterkamp Warrants and a higher level of average borrowings under the Company's Revolving Credit Facility with Congress to fund the remaining portion of the purchase price of the Reunion common stock and Gesterkamp Warrants, an increase in the average level of net working capital resulting from the higher sales volume in 1995 compared to 1994, as well as a higher average level of capital expenditures in 1995 compared to 1994.
     The provision for income taxes increased $0.6 million, to $1.0 million in 1995, for an effective tax rate of 18.3%, compared to $0.4 million in 1994, for an effective tax rate of 22.6%. The increase in the provision for income taxes was primarily the result of the higher level of pre-tax income in 1995 compared to 1994. The decrease in the effective tax rate was primarily due to the higher pre-tax income in 1995 which resulted in the reversal of $1.3 million of the valuation allowance for deferred tax assets.


Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Revolving Credit Facility, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the Revolving Credit Facility, if necessary. While Oneida was a subsidiary of the

Company, its liquidity was managed separately.
     On May 3, 1993, the Company issued an aggregate of $50.0 million principal amount of Senior Notes (Senior Notes) and 50,000 Warrants (Warrants) to purchase 50,000 shares of Common Stock. The Senior Notes bear interest at a rate equal to 13% per annum. Interest on the Senior Notes is payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2003. The Senior Notes are redeemable at the option of the Company in whole or in part at any time on or after May 1, 1998. The Company is required to redeem $12.5 million principal amount of the Senior Notes on each of May 1, 2000, May 1, 2001 and May 1, 2002, at a redemption price of 100% of the principal amount thereof, plus interest accrued thereon to the redemption date. The Company is required to offer to purchase $25 million in principal amount of the Senior Notes (being 50% of the principal amount of the Senior Notes originally issued) on each of June 1, 1999 and June 1, 2000 at a purchase price of 100% of the principal amount, plus accrued interest on the principal amount purchased to the purchase date. The Senior Notes are senior obligations of the Company, ranking senior in right of payment to all current and future subordinated indebtedness of the Company and pari passu in right of payment to all current and future senior indebtedness of the Company, subject, however, to the security interests in certain assets granted to Congress pursuant to the Revolving Credit Facility. The Company's obligations under the Senior Notes are secured by a pledge by Mr. Bradley and Mr. Poole of an aggregate of approximately 60% of the outstanding shares of the Common Stock of the Company pursuant to a securities pledge agreement dated May 1, 1993 (Securities Pledge Agreement).
     The Warrants entitle the holders thereof to purchase an aggregate of 50,000 shares of common stock, or approximately 17% of the Company's outstanding common stock on a fully diluted basis, at $.01 per share. The Warrants expire on May 3, 2003. The Warrants are not exercisable except upon the occurrence of certain trigger events, including an initial public offering, a failure to offer to repurchase the Warrants on May 3, 1998 for their fair market value or certain changes in ownership control. No Warrants have been exercised through December 31, 1996.
     Prior to March 4, 1994, the Company had a $20.0 million revolving credit facility with Heller Financial, Inc. On March 4, 1994, the Company refinanced this facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was temporarily increased to $26 million on June 20, 1995 in connection with the investment in Reunion common stock, and then fixed at $25 million on October 18, 1995 through the remainder of the term of the Loan Agreement. At December 31, 1996, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at December 31, 1996 totalled $23.6 million.
     The Revolving Credit Facility consists of three availability components (the "Availability A Component", the "Availability B Component" and the "Availability C Component") under which Congress makes advances to the Company. Availability under the Revolving Credit Facility with respect to the Availability A Component is determined by reference to a borrowing base consisting of (i) 85% of the Net Amount of Eligible Accounts (as defined in the Loan Agreement) plus (ii) the lesser of (A) the sum of (1) 50% of the Value of the Eligible Inventory (as defined in the Loan Agreement) consisting of finished goods or raw materials, plus (2) 10% of the Value of Eligible Work-in-Process (as defined in the Loan Agreement) or (B) $7 million, less
(iii) under certain circumstances, availability reserves established by Congress. Additionally, the total advanced under the Availability A Component is limited by the Maximum Credit, less amounts outstanding under Availability B and C Components. The Availability B and C Components were fully drawn in 1994 and are being repaid according to a monthly amortization schedule which, once repaid, may not be reborrowed. Additionally, as part of the availability under the Revolving Credit Facility, Congress will provide letter of credit accommodations of up to $4.0 million. At December 31, 1996, the Company had a total of $0.6 million of letters of credit outstanding.
     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%. The facility also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee. The Loan Agreement was originally scheduled to expire on March 4, 1997 but has been extended to June 30, 1998 and is renewable annually thereafter. At December 31, 1996, borrowings outstanding under the Revolving Credit Facility included $22.6 million under the Availability A Component, $0.3 million under the Availability B Component and $0.7 million under the Availability C Component. The Company and Congress made various amendments to the Revolving Credit Facility, discussions of which follow.
     The Revolving Credit Facility is secured by a lien in favor of Congress on the Company's inventory, accounts receivable and certain related property, such as documents, instruments, books and records, to the extent necessary to permit foreclosure on the inventory and accounts receivable. Additionally, at December 31, 1996, $0.3 million of this borrowing is secured by the real property of Klemp's Liberty, MO location.
     The Loan Agreement contains certain events of default, including the failure by the Company's current majority stockholder to own or control more than 50% of the outstanding shares of the Company, and other covenants customary for loans of this type. The Company believes that on balance the covenants contained in the Revolving Credit Facility are less restrictive than those contained in the Heller revolving credit facility that was refinanced.
     From April 1, 1994 to September 15, 1995, the period during which Oneida was a wholly-owned subsidiary of the Company, the Company made advances to Oneida totalling $4.9 million (Oneida Advances), including interest and certain charges. The liabilities of Oneida upon its sale to Reunion included these advances. Subsequent to the sale of Oneida, the Company received cash payments of $1.6 million in 1995 and $3.7 million in 1996, each including interest at 10% per annum, in full repayment of these advances.
     Prior to the sale of Oneida, Oneida had a $5.0 million credit facility with Congress. This facility consisted of a term loan and a revolving loan. In addition to the above advances, this facility provided a primary source of liquidity to Oneida.
     On June 20, 1995, the Company acquired the Reunion common stock. The purchase price consisted of $5.8 million in cash and the Parkdale Note. On September 14, 1995, Mr. Bradley purchased the Parkdale Note from Parkdale and the Company made a partial repayment of the Parkdale Note as required by the terms thereof equal to the $3.1 million proceeds from the sale of Oneida. In May 1996, the Company made a partial repayment of the Parkdale Note totalling $1.7 million, including interest thereon, primarily from the $3.7 million in cash received by the Company from Reunion in final payment of the Oneida advances. The remainder of the proceeds were paid to Congress. During 1996, the Company made payments totalling $2.6 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. At December 31, 1996, the Company's liability to Mr. Bradley under the Parkdale Note was $0.5 million, including interest, which was repaid in full in January 1997. In connection with the purchase of the Reunion common stock, the Company purchased the Gesterkamp Warrants. The purchase price for the Gesterkamp Warrants totalled $0.5 million and consisted of $0.3 million paid in cash and the Gesterkamp Note. Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Franklin Myers, a director of Reunion. Pursuant to the terms of the Gesterkamp Note, the Company made principal repayments of $50,000, plus interest at 10% per annum, on each of January 6 and June 6, 1996. Such repayments, plus interest, will continue semi-annually until the Gesterkamp
Note is repaid.
     The cash portions of the above transactions were funded with borrowings under the Revolving Credit Facility. To accommodate the additional borrowings, the Revolving Credit Facility was amended to provide a temporary, 90-day increase in the Maximum Credit to $26.0 million from $20.0 million, which included a temporary $4.0 million overadvance availability. This temporary increase was originally scheduled to expire on September 18, 1995. However, on September 14, 1995, Congress and the Company further amended the Revolving Credit Facility to extend the expiration date to October 18, 1995. Subsequent to September 14, 1995, Congress and the Company further amended the Revolving Credit Facility to increase the Maximum Credit to $25.0 million, reduce the temporary $4.0 million overadvance availability to $1.5 million, and extend the expiration date of the temporary overadvance availability to January 15, 1996. As of December 31, 1995, all borrowings under the temporary overadvance availability had been repaid by the Company.
     On May 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 97-day increase in the Maximum Credit to $27.5 million from $25.0 million, which included a temporary $2.5 million overadvance availability.
The proceeds from this temporary increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1996 interest payment on its Senior Notes. During the temporary, 97-day increase period, the temporary $2.5 million overadvance availability was required to be reduced in weekly increments in amounts ranging from $150,000 beginning on May 20, 1996 to $250,000 ending on August 5, 1996. The Company made repayments pursuant to the required reductions on May 20 and 27, 1996, totalling $0.3 million. However, on May 28, 1996, contemporaneously with the receipt of $3.7 million in cash from Reunion in final repayment of the Oneida advances, the Company repaid $2.0 million of the temporary $2.5 million overadvance availability and, by June 10, 1996, all amounts borrowed under the temporary $2.5 million overadvance availability had been repaid by the Company. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to June 30, 1998 and is renewable annually thereafter.
     On November 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 120-day $2.5 million overadvance availability. The Maximum Credit remains at $25.0 million. The proceeds from this temporary overadvance were used for various purposes, including the Company's November 1, 1996 interest payment on its Senior Notes. Beginning on January 31, 1997 and continuing weekly thereafter, the temporary $2.5 million overadvance availability was required to be reduced in $0.5 million increments until fully reduced. As of the end of February 1997, this overadvance had been fully reduced.
     The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone. On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in 1996 as specified in the merger agreement for the payment of deferred merger proceeds in 1997. Under the terms of ORC's loan facility with Congress, deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.
     Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII. As such, any merger proceeds will be paid to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at December 31, 1996. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1996. Upon liquidation, these assets will be allocated among CGII's remaining creditors, one of which is the Company. See "Certain Relationships and Related Transactions - Certain Loans
- Rostone and CGII."
     In December 1995, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. The joint venture will provide metal grating to the expanding construction industries in China and nearby countries. During the first quarter of 1996 the Company satisfied its obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million.
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc. to form CFI-Klemp. CFI-Klemp is in the business of metal fabrications.
     At December 31, 1996, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8.0 million, of which $2.0 million expires between 1998 and 2005 with the remainder thereafter, including approximately $5.0 million in 2008. The ultimate realization of this benefit depends on the Company's ability to generate sufficient taxable income in the future. While the Company believes that the benefit of such net operating losses will be fully or partially realized by future operating results, prior losses has prompted management to leave on its books at December 31, 1996, a valuation reserve for a portion of such future benefits, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Operating Activities

     Operating activities provided $3.8 million of cash during 1996, compared to $2.5 million in 1995, an increase in cash provided of $1.3 million. This increase in cash provided by operating activities is primarily the result of a decrease in net working capital (considered to be receivables, inventories and trade payables) of $5.0 million, primarily due to improved asset management resulting in lower levels of receivables and inventories during 1996, partially offset by a $3.6 million decrease in earnings before depreciation, amortization and gain on sale of business.
     Operating activities provided $2.5 million of cash during 1995, compared to cash used of $1.4 million in 1994, an increase in cash provided of $3.9 million. This increase in cash provided is primarily the result of an increase of $3.8 million in earnings before depreciation, amortization and gain on sale of business, from $4.0 million for 1994 to $7.8 million for 1995.

Investing Activities

     Investing activities used $1.2 million of cash during 1996, compared to cash used of $6.9 million during 1995, a decrease in cash used of $5.7 million. This decrease in cash used is primarily the result of the Company's purchase of the Reunion common stock and the Gesterkamp Warrants in June 1995, which included $6.7 million of cash, compared to the $0.2 million in cash used to make an equity investment in Shanghai Klemp during 1996. Additionally, the Company received $3.7 million in cash from Reunion in final repayment of the Oneida Advances during 1996, compared to $1.6 million of such repayments received during 1995. These increases in cash from investing activities were partially offset by a decrease as a result of the $3.1 million of cash received in 1995 from the sale of Oneida which did not recur in 1996. Capital expenditures in 1996 and 1995 were almost equal at approximately $4.8 million.
     Investing activities used $6.9 million of cash during 1995, compared to cash used of $4.3 million during 1994, an increase in cash used of $2.6 million. This increase in cash used is primarily the result of the Company's purchase of the Reunion common stock and the Gesterkamp Warrants in June 1995, which included $6.7 million of cash, compared to the $5.6 million in cash used to acquire Oneida and Brooks and make an additional equity investment in CGII during 1994. Additionally, cash provided from the sale of Oneida during September 1995 totalled $3.1 million, compared to $6.1 million of cash provided from the sale of Ipsen in September 1994. These decreases were partially offset by the $1.6 million in cash received from Oneida in partial repayment of the Oneida Advances. Finally, capital expenditures during 1995 of $4.9 million were slightly lower than $5.1 million during 1994.

Financing Activities

     Financing activities during 1996 used $2.3 million in cash, compared to $4.7 million of cash provided from financing activities during 1995, a decrease in cash from financing activities of $7.0 million. This is primarily the result of an increase of $0.5 million in the level of net borrowings under the Revolving Credit Facility compared to an increase of $9.6 million in 1995. This $9.1 million decrease in the level of net borrowings under the Revolving Credit Facility was partially offset by a $1.7 million decrease in required debt payments during 1996 compared to 1995 and a decrease of $0.4 million in repayments to related parties related to the Company's obligation under the Parkdale and Gesterkamp notes.
     Financing activities during 1995 provided $4.7 million in cash, compared to $5.3 million of cash provided from financing activities during 1994, a decrease in cash provided of $0.6 million. This decrease in cash provided is primarily the result of a decrease of $2.2 million in the level of net borrowings under the Revolving Credit Facility and an increase of $1.8 million in repayments to related parties, partially offset by a $3.5 million decrease in repayments required on maturing debt.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS
                                                                      Page No.
                                                                      --------
Chatwins Group, Inc.:
---------------------
Report of Independent Accountants                                        26

Consolidated Balance Sheet as of December 31, 1996 and 1995              27

Consolidated Statement of Income for the years
  ended December 31, 1996, 1995 and 1994                                 28

Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                                 29

Notes to Consolidated Financial Statements                               30




                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Chatwins Group, Inc. and its subsidiaries (Chatwins) at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Chatwins' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 26, 1997

                             CHATWINS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
     ASSETS:
Cash and equivalents (note 1)                    $    356            $    357
Receivables, net (note 1)                          26,405              29,958
Inventories (notes 1 and 2)                        19,106              19,487
Other current assets                                3,512               4,556
                                                 --------            --------
     Total current assets                          49,379              54,358
Property, plant and equipment, net (note 3)        29,734              26,385
Amounts due from related parties (note 13)              -               3,523
Investments, net (note 4)                          12,452              13,209
Goodwill, net (note 1)                              4,849               5,015
Other assets, net (note 5)                          6,165               4,846
                                                 --------            --------
Total assets                                     $102,579            $107,336
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt (note 7)              $    767            $     48
Trade payables                                     12,879              16,175
Amount due to related parties (note 13)               579               3,124
Other current liabilities (note 6)                  8,863               9,179
                                                 --------            --------
     Total current liabilities                     23,088              28,526
Long-term debt (note 7)                            74,375              73,917
Other liabilities (note 8)                          4,316               4,713
                                                 --------            --------
     Total liabilities                            101,779             107,156
                                                 --------            --------

Commitments and contingent liabilities (note 20)        -                   -
Minority interests (note 9)                         1,125                   -
Redeemable preferred stock (note 10)                7,570               7,114
Warrant value (note 7)                                210                 210

     Stockholders' equity (note 11):
Common stock (400,000 shares authorized,
  242,887 shares outstanding)                           3                   3
Capital in excess of par value                      1,664               1,664
Treasury stock                                       (500)               (500)
Notes receivable from stockholders                 (1,001)             (1,001)
Accumulated translation adjustments (note 1)         (688)               (419)
Accumulated deficit                                (7,583)             (6,891)
                                                 --------            --------
     Total stockholders' equity                    (8,105)             (7,144)
                                                 --------            --------
Total liabilities and stockholders' equity       $102,579            $107,336
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
               (in thousands, except share and per share data)

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------

Net sales                                        $153,480  $183,408  $154,710
Cost of sales                                     123,384   146,386   124,856
                                                 --------  --------  --------
  Gross profit                                     30,096    37,022    29,854
Selling, general and administrative                19,899    21,169    19,653
Other (income) expense, net                           275       407      (176)
                                                 --------  --------  --------
  Operating profit                                  9,922    15,446    10,377
Interest expense, net                               9,559     9,800     8,567
                                                 --------  --------  --------
Income before income taxes, equity loss
  from affiliate and extraordinary item               363     5,646     1,810
Provision for income taxes                            143     1,034       388
                                                 --------  --------  --------
Income before equity loss from affiliate
  and extraordinary item                              220     4,612     1,422
Equity loss from continuing operations
  of affiliate                                       (155)     (132)      (90)
Equity loss from discontinued operations
  of affiliate                                       (301)        -         -
                                                 --------  --------  --------
Income (loss) before extraordinary item              (236)    4,480     1,332

  Extraordinary item:
Cost of debt extinguishment, net of
  income tax benefit of $104 (note 7)                   -         -      (201)
                                                 --------  --------  --------
Net income (loss)                                $   (236) $  4,480  $  1,131
                                                 ========  ========  ========

Earnings applicable to common stock              $   (692) $  4,024  $    681
                                                 ========  ========  ========

  Earnings per common share:
Income before equity loss from affiliate
  and extraordinary item                         $  (0.80) $  14.19  $   3.31
Continuing operations of affiliate                  (0.53)    (0.45)    (0.30)
Discontinued operations of affiliate                (1.03)        -         -
Extraordinary item, net of taxes                        -         -      (.69)
                                                 --------  --------  --------
Earnings per common share                        $  (2.36) $  13.74  $   2.32
                                                 ========  ========  ========
Average equivalent common
  shares outstanding                              292,887   292,887   293,242
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
  Cash flow from operating activities:
Net income (loss)                                $   (236) $  4,480  $  1,131
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                      3,279     3,359     3,230
  Amortization                                        984     1,179     1,114
  Debt extinguishment costs                             -         -       305
  Gain on sale of business                              -    (1,190)   (1,452)
  Equity in net loss of affiliate                     456       132        90
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables            3,553    (8,164)   (3,267)
      Decrease (increase) in inventories              381    (3,511)     (508)
      Increase in other current assets              1,044    (1,763)   (1,087)
      Increase (decrease) in trade payables
        and other current liabilities              (3,612)    7,913       480
      Net change in other assets and liabilities   (2,088)       37    (1,468)
                                                 --------  --------  --------
Cash provided by (used in) operating activities     3,761     2,472    (1,432)
                                                 --------  --------  --------
  Cash flow from investing activities:
Proceeds from sale of business                          -     3,107     6,130
Receipts from related parties                       3,664     1,550         -
Proceeds from sales of assets                           -         -       263
Investment in Shanghai Klemp                         (150)        -         -
Equity investment                                       -    (6,671)     (299)
Capital expenditures                               (4,704)   (4,852)   (5,085)
Acquisition of business                                 -         -    (5,330)
                                                 --------  --------  --------
Cash used in investing activities                  (1,190)   (6,866)   (4,321)
                                                 --------  --------  --------
  Cash flow from financing activities:
Repayments of debt                                    (48)   (1,750)   (5,281)
Repayments to related parties                      (2,737)   (3,107)   (1,274)
Gross revolving credit facilities borrowings      159,449   183,456   150,818
Gross revolving credit facilities repayments     (158,967) (173,874) (138,992)
                                                 --------  --------  --------
Cash provided by (used in) financing activities    (2,303)    4,725     5,271
                                                 --------  --------  --------
Effect of exchange rate changes on cash              (269)     (419)        -
                                                 --------  --------  --------
Net decrease in cash and equivalents                   (1)      (88)     (482)
Cash and equivalents, beginning of year               357       445       927
                                                 --------  --------  --------
Cash and equivalents, end of year                $    356  $    357  $    445
                                                 ========  ========  ========
  Supplemental cash flow information:
Interest paid                                    $  8,938  $  9,333  $  8,197
Income taxes paid                                $     53  $     20  $    533

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies

Nature of Business

     Chatwins Group, Inc. (Company), is composed of six divisions and two foreign subsidiaries that design, manufacture and market metal products and an oil and gas division. Until its sale in September 1995, the Company also had a subsidiary that manufactured high volume, precision plastics products and provided engineered plastics services. The Company's principal products include large, seamless pressure vessels for highly pressurized gases; high quality steel and aluminum grating; industrial hydraulic and pneumatic cylinders; high quality, roll-formed storage racks; industrial cranes; large mill equipment; and cold-rolled steel leaf springs. The Company's metals manufacturing divisions accounted for substantially all of the Company's net sales in 1996. See notes 11 and 18.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain prior-year amounts may have been reclassified for comparative purposes.
     Investments in other companies over which the Company does not have control, generally less than a 50% equity interest, and in which the Company has the ability to exercise significant influence over operating or financial policies are accounted for by the equity method. See note 4.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Cash and Equivalents

     Cash and equivalents consist of demand deposit accounts and other cash equivalents with maturities of 3 months or less.

Accounts Receivable

     Accounts receivable are net of $922,000 and $733,000 in allowance for doubtful accounts at December 31, 1996 and 1995, respectively. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined on the "last-in, first-out" (LIFO) method of inventory valuation for approximately 77% and 85% of total inventories at December 31, 1996 and 1995, respectively, and on the "first-in, first-out" (FIFO) method for the remaining inventories.

Property, Plant and Equipment

     Properties for the manufacturing businesses are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to income. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.
     Oil and gas properties are accounted for by the full-cost method whereby all exploration and development costs are capitalized. Depreciation and depletion are provided based on a unit-of-production method. Dispositions of properties are treated as reductions of the cost pool and no gain or loss is recognized subject to certain limitations.

Goodwill

     The excess of the purchase consideration over the fair value of the assets acquired is being amortized generally over 20 years using the straight-line method. Accumulated amortization of goodwill at December 31, 1996 and 1995, is $1,434,000 and $1,170,000, respectively.

Other Assets

     Other assets primarily include capitalized debt issuance costs on presently outstanding debt, which are being amortized ratably to interest expense over the term of the related debt agreements, the cash surrender value of life insurance policies and patents.

Foreign Currency Translation

     At December 31, 1996, the Company had two majority-owned, consolidated foreign subsidiaries; Klemp de Mexico and Shanghai Klemp Metal Products Co., Ltd. (Shanghai Klemp). The financial statements of Klemp de Mexico are measured using the Mexican Peso and Shanghai Klemp's are measured using the Chinese Renminbi. The assets and liabilities are translated generally at the exchange rate in effect at the end of a period. Income statement amounts are translated generally at the average rate of exchange prevailing during each month in the reporting period. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated translation adjustments in stockholders' equity. Transaction gains and losses resulting from foreign currency transactions are included in income currently. Shanghai Klemp began minimal operations in late December 1996 and its results were insignificant. See notes 4 and 11.
     Pursuant to paragraph 11 of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. During 1996, the three-year cumulative inflation rate in Mexico exceeded 100%. Accordingly and pursuant to the conclusion reached by the International Practices Task Force of the American Institute of Certified Public Accountants, effective January 1, 1997, the functional currency for the financial statements of Klemp de Mexico will change from the Mexican Peso to the U.S. dollar.

Revenue Recognition

     Sales are recorded primarily as products are shipped and services are rendered. The percentage-of-completion method of accounting is used at one division for orders in excess of $100,000 with long cycle times. Under this method, income is recognized as work on contracts progresses. The percentage of work completed is determined principally by comparing the accumulated costs to date with management's current estimate of costs at contract completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. If estimates indicate a loss, the Company provides currently for the total amount of the estimated loss.

Earnings Per Share

     Earnings per share amounts are based on the weighted average number of common shares outstanding during the year and include the effects of assumed conversion of the warrants discussed in Note 7. Income (loss) before equity income (loss) of affiliate and extraordinary item has been adjusted for dividends earned on preferred stock for the years ended December 31, 1996, 1995 and 1994, of $456,000, $456,000 and $450,000, respectively, in calculating earnings per common share.

Fair Market Value Disclosure

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain items, including debt and investments. The Company believes that the amounts disclosed for such amounts in the consolidated balance sheet do not differ significantly from fair value as defined in SFAS 107. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying value of amounts due from related parties and other investments (see note 4), insofar as it was practical to determine, was deemed to approximate fair value based on current market conditions, as well as the relationship of the parties. The carrying value of debt approximates fair value based on the Company's incremental borrowing rate. The carrying value of redeemable preferred stock approximates fair value based on the accretion of such amounts to liquidation value. The carrying value of the warrants is based on estimates received from outside investment bankers regarding the overall value of the Company at the time of the issuance of the $50 million principal amount of 13% Senior Notes due 2003 (Senior Notes) (see note 7), which value is deemed to still approximate current market value.

Note 2:   Inventories

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Raw material                                     $  9,886            $ 10,918
Work-in-process                                     7,059               6,876
Finished goods                                      2,959               2,608
                                                 --------            --------
  Gross inventories                                19,904              20,402
Less:   LIFO reserves                                (798)               (915)
                                                 --------            --------
  Inventories                                    $ 19,106            $ 19,487
                                                 ========            ========

     The following long-term contract amounts are included in accounts receivable at December 31, 1996 and 1995 (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Uncompleted contract costs over related billings $  1,761            $  3,213
Uncompleted contract billings over related costs     (926)               (185)
                                                 --------            --------
                                                 $    835            $  3,028
                                                 ========            ========


Note 3:   Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Land                                             $  2,038            $  2,038
Oil and gas properties                              1,686               1,586
Buildings and improvements                         11,755              10,788
Machinery and equipment                            27,392              23,331
Furniture and fixtures                              4,918               4,430
Construction-in-progress                            1,702                 843
                                                 --------            --------
  Property, plant and equipment                    49,491              43,016
Less:   Accumulated depreciation and depletion    (19,757)            (16,631)
                                                 --------            --------
  Property, plant and equipment, net             $ 29,734            $ 26,385
                                                 ========            ========

Note 4:   Investments

Investments are comprised of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Reunion common stock                             $ 11,032            $ 11,789
Warrants to purchase Reunion common stock             483                 483
CGII common stock and notes receivable                937                 937
                                                 --------            --------
  Investments                                    $ 12,452            $ 13,209
                                                 ========            ========

Reunion Industries, Inc.

     On June 20, 1995, the Company acquired 1,450,000 shares, or approximately 38%, of the then issued and outstanding shares of common stock of Reunion Industries, Inc. (Reunion) from Parkdale Holdings Corporation N.V. (Parkdale), and purchased 75,000 warrants to purchase shares of Reunion common stock from
P. Dean Gesterkamp. The aggregate purchase price consisted of $5.8 million paid in cash and a $5.8 million promissory note (Parkdale Note) issued to Parkdale, and $0.3 million paid in cash and a $0.2 million two-year promissory note issued to P. Dean Gesterkamp (Gesterkamp Note). Subsequent to Reunion's acquisition of Oneida Molded Plastics Corp. (Oneida), the Company's former plastics division, in September 1995 and the merger of Oneida and Rostone, Inc. (Rostone), a former subsidiary of CGI Investment Corp. (CGII), which is 49%-owned by the Company, in February 1996, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 1996, when Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion. See note 13.
     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results for 1996 and 1995 is included in the accompanying consolidated statement of income for the years ended December 31, 1996 and 1995 as equity income (loss) from operations of affiliate. The Company reduced the carrying value its equity investment in the Reunion common stock by approximately $0.7 million, which represented 38% of the pre-tax gain of approximately $1.9 million from the sale of Oneida in 1995. See note 12 for a discussion of the disposition of Oneida.

     Certain summarized financial information related to Reunion as of and for the year ended December 31, 1996 and 1995 is set forth in the following table (in thousands):
                                                           1996       1995
                                                         --------   --------

     Current assets                                      $ 25,285   $ 10,125
                                                         ========   ========
     Other assets                                        $ 49,891   $ 41,810
                                                         ========   ========
     Current liabilities                                 $ 26,747   $ 12,115
                                                         ========   ========
     Other liabilities                                   $ 19,485   $  8,566
                                                         ========   ========
     Shareholders' equity                                $ 28,944   $ 31,254
                                                         ========   ========
     Net sales                                           $ 60,305   $ 10,855
                                                         ========   ========
     Operating income (loss)                             $  1,449   $ (3,016)
                                                         ========   ========
     Loss from continuing operations                     $   (965)  $ (3,282)
                                                         ========   ========
     Loss from discontinued operations                   $ (1,317)  $(10,688)
                                                         ========   ========
     Net loss                                            $ (2,282)  $(13,970)
                                                         ========   ========


CGI Investment Corp.

     In April 1990, the Company acquired a 49% interest in CGI Investment Corp. (CGII), a company controlled by Stanwich Partners, Inc. (SPI). The principals of SPI are also the majority owners of the Company. Since April 1990, the Company has made loans to CGII of $1.5 million, $1.35 million and $299,000. These loans are evidenced by notes and bear interest at various rates. As of December 31, 1996, none of the principal or accrued interest thereon has been repaid under these obligations. The Company has fully reserved for all interest receivable related to these loans and portions of the principal amounts of the loans. At December 31, 1996, the net carrying value of amounts due the Company related to these loans and the investment in CGII's common stock totalled $0.9 million.
     Prior to December 22, 1995, CGII owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone. Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market. On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp.
(ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in 1996 as specified in the merger agreement for the payment of deferred merger proceeds in 1997. Under the terms of ORC's loan facility with Congress, deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.
     Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's loan of $1.35 million to CGII. As such, any merger proceeds will be paid to Chatwins until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at December 31, 1996. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1996. Upon liquidation, these assets will be allocated among CGII's remaining creditors, one of which is the Company.


Note 5:   Other Assets

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Deferred financing costs (net of accumulated
  amortization of $1,798 and $1,190)             $  2,441            $  2,960
Cash surrender value of life insurance policies     1,440                 947
Patents (net of accumulated amortization
  of $304 and $253)                                   231                 282
Other                                               2,053                 657
                                                 --------            --------
  Total other assets                             $  6,165            $  4,846
                                                 ========            ========


Note 6:   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------

Accrued wages and benefits                       $  3,523            $  4,123
Accrued pension costs (note 14)                       327                 310
Accrued postretirement benefits (note 15)             842                 681
Accrued interest                                    1,089               1,100
Other                                               3,082               2,965
                                                 --------            --------
  Total other current liabilities                $  8,863            $  9,179
                                                 ========            ========

Note 7:   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
13% Senior Notes due May 1, 2003 (net of
  unamortized discount of $124 and $148)(1)       $49,876            $ 49,852
Revolving Credit Facility(2)                       23,629              23,147
Note payable due May 1, 2001(3)                       680                 680
Other                                                 957                 286
                                                 --------            --------
  Total long-term debt                             75,142              73,965
Current maturities                                   (767)                (48)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 74,375            $ 73,917
                                                 ========            ========


(1) - On May 3, 1993, the Company issued an aggregate of $50.0 million principal amount of Senior Notes and 50,000 Warrants (Warrants) to purchase
50,000 shares of the Company's common stock (Common Stock).  The Senior Notes bear interest at a rate equal to 13% per annum.  Interest on the Senior Notes is payable semiannually in arrears on May 1 and November 1 of each year.  The
Senior Notes mature on May 1, 2003.  The Senior Notes are redeemable at the option of the Company in whole or in part at any time on or after May 1, 1998.
The Company is required to redeem $12.5 million principal amount of the Senior
Notes on each of May 1, 2000, May 1, 2001 and May 1, 2002, at a redemption price of 100% of the principal amount thereof, plus interest accrued thereon to the redemption date.  The Company is required to offer to purchase $25 million in principal amount of the Senior Notes (being 50% of the principal amount of the Senior Notes originally issued) on each of June 1, 1999 and
June 1, 2000 at a purchase price of 100% of the principal amount, plus accrued interest on the principal amount purchased to the purchase date.  The Senior
Notes are senior obligations of the Company, ranking senior in right of payment to all current and future subordinated indebtedness of the Company and pari passu in right of payment to all current and future senior indebtedness of the Company, subject, however, to the security interests in certain assets granted to Congress Financial Corporation (Congress) pursuant to the Company's
$25.0 million revolving credit facility (Revolving Credit Facility).  The
Company's obligations under the Senior Notes are secured by a pledge by
Charles E. Bradley, Sr. (Mr. Bradley) and John G. Poole (Mr. Poole), both directors and stockholders of the Company, of an aggregate of approximately
60% of the outstanding shares of the Common Stock of the Company pursuant to a securities pledge agreement dated May 1, 1993 (Securities Pledge Agreement).
At December 31, 1996, an aggregate of $4.5 million of these notes were owned by various executive officers and directors of the Company, which were purchased in open market transactions.
     Each Warrant is entitled to purchase one share of the Company's common stock at an exercise price of $.01 per share.  The Warrants expire on May 3,
2003.  The Warrants entitle the holders thereof to purchase an aggregate of
50,000 shares of common stock, or approximately 17% of the Company's outstanding common stock on a fully diluted basis.  The Warrants are not exercisable except upon the occurrence of certain trigger events, including an initial public offering, a failure to offer to repurchase the Warrants on May
3, 1998 for their fair market value or certain changes in ownership control.

The Company has valued the Warrants at an aggregate balance of $210,000 based on estimates received from investment bankers regarding the overall value of the Company. No Warrants have been exercised through December 31, 1996.

(2) - The Company's Revolving Credit Facility is with Congress.  Prior to
March 4, 1994, the Company had a $20.0 million revolving credit facility with
Heller Financial, Inc. (Heller).  On March 4, 1994, the Company refinanced this facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan
Agreement between Congress and the Company.  The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was temporarily increased to $26.0 million on June 20, 1995 in connection with the investment in Reunion common stock (see note 4), and permanently fixed at $25.0 million on October 18, 1995.  On May 1, 1996, the Revolving Credit Facility was
amended to provide a temporary, 97-day increase in the Maximum Credit to $27.5 million from $25.0 million, which included a temporary $2.5 million overadvance availability.  The proceeds from this temporary increase in the
Maximum Credit were used for various purposes, including the Company's May 1,
1996 interest payment on its Senior Notes.  During the temporary, 97-day increase period, the temporary $2.5 million overadvance availability was required to be reduced in weekly increments in amounts ranging from $150,000 beginning on May 20, 1996 to $250,000 ending on August 5, 1996.  The Company made repayments pursuant to the required reductions on May 20 and 27, 1996, totalling $0.3 million.  However, on May 28, 1996, contemporaneously with the receipt of $3.7 million in cash from Reunion in final repayment of the Oneida advances, the Company repaid $2.0 million of the temporary $2.5 million overadvance availability and, by June 10, 1996, all amounts borrowed under the temporary $2.5 million overadvance availability had been repaid by the
Company.  Additionally, as part of this amendment, the expiration date of the
Loan Agreement was extended to June 30, 1998 and is renewable annually thereafter.
     On November 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 120-day $2.5 million overadvance availability.  The Maximum
Credit remains at $25.0 million.  The proceeds from this temporary overadvance were used for various purposes, including the Company's November 1, 1996 interest payment on its Senior Notes.  Beginning on January 31, 1997 and
continuing weekly thereafter, the temporary $2.5 million overadvance availability was required to be reduced in $0.5 million increments until fully reduced.  As of the end of February 1997, this overadvance had been fully reduced.
     At December 31, 1996 the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility.
     The Revolving Credit Facility consists of three availability components
(the "Availability A Component", the "Availability B Component" and the
"Availability C Component") under which Congress makes advances to the
Company.  Availability under the Revolving Credit Facility with respect to the
Availability A Component is determined by reference to a borrowing base consisting of (i) 85% of the Net Amount of Eligible Accounts (as defined in the Loan Agreement) plus (ii) the lesser of (A) the sum of (1) 50% of the
Value of the Eligible Inventory (as defined in the Loan Agreement) consisting of finished goods or raw materials, plus (2) 10% of the Value of Eligible
Work-in-Process (as defined in the Loan Agreement) or (B) $7 million, less
(iii) under certain circumstances, availability reserves established by
Congress.  Additionally, the total advanced under the Availability A Component is limited by the Maximum Credit, less amounts outstanding under Availability

B and C Components. The Availability B and C Components were fully drawn in 1994 and are being repaid according to a monthly amortization schedule which, once repaid, may not be reborrowed.
     The Loan Agreement expires on June 30, 1998 and is renewable annually thereafter. As part of the availability under the Revolving Credit Facility, Congress will provide letter of credit accommodations of up to $4.0 million. At December 31, 1996, $0.6 million of such letter of credit accommodations were outstanding. The Revolving Credit Facility bears interest at the Prime Rate (as defined in the Loan Agreement) plus 1.5% per annum, and also includes a 0.5% line of credit fee on the average unused portion. During 1996, the effective interest rate for borrowings under the Revolving Credit Facility was approximately 10.2%. At December 31, 1996, the interest rate for borrowings under the Revolving Credit Facility, including the line of credit fee, was 10.3%. At December 31, 1996, borrowings outstanding under the Revolving Credit Facility included $22.6 million under the Availability A Component, $0.3 million under the Availability B Component and $0.7 million under the Availability C Component.
     The Revolving Credit Facility is secured by a lien in favor of Congress on the Company's inventory, accounts receivable and certain related property, such as documents, instruments, books and records, to the extent necessary to permit foreclosure on the inventory and accounts receivable.

(3) - Note payable due May 1, 2001 represents a loan agreement related to an industrial development revenue bond issue by Orem City, Utah. Interest is payable quarterly at 62% of the prevailing prime rate. During 1996, the effective interest rate under this note payable was 5.1%

     Aggregate maturities of long-term debt for the next five years are as follows (in thousands)(excludes borrowings under the Revolving Credit Facility):

                             Year ended December 31,
 Total        1997        1998        1999        2000        2001
-------     -------     -------     -------     -------     -------
$51,513     $   767     $    48     $25,048     $25,048     $   602
=======     =======     =======     =======     =======     =======


Note 8:   Other Liabilities

Other liabilities consist of the following (in thousands):
                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
Deferred income tax liability (note 17)          $  1,568            $  1,674
Negative goodwill                                   1,392               1,508
Other                                               1,356               1,531
                                                 --------            --------
  Total other liabilities                        $  4,316            $  4,713
                                                 ========            ========

     Negative goodwill is being amortized to income on a straight-line basis over a 15-year period.

Note 9:   Minority Interests

Klemp de Mexico

     In 1993, the Company entered into a joint venture with a Mexican company for the purpose of manufacturing, selling and distributing metal bar grating. This affiliate, Acervalco-Klemp, S.A. de C.V., was 49% owned by the Company. During May 1994, the Company increased its ownership in Acervalco-Klemp, S.A. de C.V., to 85% and has consolidated the results since such date. In January 1995, the subsidiary's name was changed to Klemp de Mexico.
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications. As Klemp de Mexico has a 50.1% interest in CFI-Klemp, CFI-Klemp is consolidated with Klemp de Mexico for financial reporting purposes.
     Total sales related to Klemp de Mexico included in the Company's consolidated statement of income for the years ended December 31, 1996 and 1995, approximated $3 million and $1.3 million, respectively. Klemp de Mexico's sales for 1996 included approximately $0.7 million related to CFI-Klemp. Income before taxes related to Klemp de Mexico for the years ended December 31, 1996 and 1995 totalled approximately $0.1 million and $0.6 million, respectively. CFI-Klemp had no income or loss for 1996.
     The devaluation of the Mexican Peso during 1995 resulted in foreign currency transaction losses of $241,000 which are included in the Company's consolidated statement of income for the year ended December 31, 1995.

Shanghai Klemp

     In December 1995, with approval from the Chinese government, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. As the Company has a 65% interest in Shanghai Klemp, Shanghai Klemp is consolidated for financial reporting purposes.
     CMIESC is a state-owned foreign trade enterprise which trades in steel and equipment used in the manufacture of steel products. Wanggang is an independently owned, industrial development corporation focusing on economic growth in the Pudong New Area of Shanghai. The purpose of Shanghai Klemp will be to expand Klemp's presence as an international grating company and to benefit from the current and expected future growth and economic development in East Asia by providing metal grating to the expanding construction industries of China and nearby countries. During 1996, the Company satisfied its obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million, which included $150,000 in cash. Shanghai Klemp's manufacturing facilities are located in Wanggang Township, Pudong New Area, Shanghai. Production began in late December 1996 and its results were insignificant.

Note 10:   Redeemable Preferred Stock

     The Company has one class of preferred stock, which has a par value of $.01 per share and contains redemption privileges and obligations. The outstanding preferred stock activity consisted of (in thousands):

                                           Class D
                               --------------------------------
                               Series A    Series B    Series C      Total
                               --------    --------    --------    --------
Balance at January 1, 1994      $ 3,247     $ 1,251     $ 1,710     $ 6,208

Accretions                          219          80         151         450
                               --------    --------    --------    --------
Balance at December 31, 1994      3,466       1,331       1,861       6,658

Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1995      3,691       1,411       2,012       7,114

Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1996   $  3,916    $  1,491    $  2,163    $  7,570
                               ========    ========    ========    ========


     The Class D preferred stock is entitled to receive preferential and cumulative dividends at an annual rate of $100 per share. In liquidation, Class D preferred stock is entitled to a preference in the amount of $1,000 per share plus an amount equal to the dividends accumulated but unpaid to the date of final payment or dissolution and is not entitled to vote, except as may be required by law. The Company has the option to redeem any or all of the shares of Class D preferred stock, and the holders have the option to require the Company to redeem all (but not less than all) of the shares. The redemption price is $1,000 per share plus an amount equal to the dividends accumulated but unpaid on the date of the redemption.
     The authorized, issued and outstanding preferred stock at December 31, 1996, 1995 and 1994 consisted of 2,249 shares of Class D, Series A; 800 shares of Class D, Series B; and 1,510 shares of Class D, Series C.
     The Company is not permitted to reissue any shares of its preferred stock that have been redeemed, and all such shares redeemed shall cease to be a part of the authorized shares of the Company. Additionally, the Indenture places restrictions on dividend payments and redemptions of shares. Such payments and redemptions are limited to approximately 50% of net income, as defined, from the issuance date of the Senior Notes, provided that the Company meets an interest coverage ratio (as defined) of at least 2 to 1 for the four full fiscal quarters immediately preceding any proposed payments prior to May 1, 1996, a ratio of 2.25 to 1 for proposed payments from May 1, 1996, to May 1, 1999, and a ratio of 2.5 to 1 for proposed payments thereafter. The Company's interest coverage ratio for 1996 was 1.52 to 1.
     Redeemable preferred stocks are being accreted by a charge against retained earnings for the accumulated but unpaid dividends on such stock. At December 31, 1996 and 1995, dividends in arrears were $3,011,000 and $2,555,000, respectively.

Note 11:  Stockholders' Equity

     In September 1993, 38,412 shares of common stock were acquired by the Company from two stockholders for $500,000. In February 1994, the Company acquired 2,697 shares of its common stock from one stockholder of the Company for $.01 per share. Such reacquired stock is being held as treasury stock.
     The majority of the Company's stock is owned by one of the principals of SPI. Such principal has pledged approximately 53% of the total outstanding shares of the Company to the Senior Notes collateral agent for the benefit of the holders of the Senior Notes.
     During 1995, the devaluation of the Mexican Peso resulted in an accumulated translation adjustment loss. At December 31, 1996 and 1995, the accumulated translation adjustment, which is shown as a separate component of stockholders' equity, totalled $688,000 and $419,000, respectively.
     The following represents all activity in stockholders' equity for the 3-year period ended December 31, 1996 (in thousands):


                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1994          $ 3    $(500)   $1,664  $(1,001)  $(11,596) $    -   $(11,430)
  Activity:
Net income        -        -         -        -      1,131       -      1,131
Preferred stock
  accretions      -        -         -        -       (450)      -       (450)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1994          $ 3    $(500)   $1,664  $(1,001)  $(10,915)      -   $(10,749)
  Activity:
Net income        -        -         -        -      4,480       -      4,480
Preferred stock
  accretions      -        -         -        -       (456)      -       (456)
Translation
  adjustment      -        -         -        -          -    (419)      (419)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1995          $ 3    $(500)   $1,664  $(1,001)  $ (6,891)   (419)  $ (7,144)
  Activity:
Net loss          -        -         -        -       (236)       -      (236)
Preferred stock
  accretions      -        -         -        -       (456)      -       (456)
Translation
  adjustment      -        -         -        -          -    (269)      (269)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1996          $ 3    $(500)   $1,664  $(1,001)  $ (7,583)  $(688)  $ (8,105)
                ===    =====    ======  =======   ========   =====   ========

Note 12:  Divestiture

Oneida Molded Plastics Corporation

     On September 14, 1995 (Sale Date), the Company, through Chatwins Holdings, Inc. (CHI), sold its holdings of all of the issued and outstanding common and preferred stock of Oneida to Reunion (Oneida Disposition), 38% of the common stock of which is owned by the Company (see note 4). The total purchase price received was $3.1 million in cash. See note 13 for a discussion of the use of the proceeds from the Oneida Disposition.
     From April 1, 1994, the date Oneida was acquired by the Company, to September 15, 1995, the period during which Oneida was a wholly-owned subsidiary of the Company, the Company made advances to Oneida totalling $4.9 million, including interest and certain charges. The liabilities of Oneida upon its sale to Reunion included these advances. Subsequent to the sale of Oneida, the Company received cash payments of $1.6 million in 1995 and $3.7 million in 1996, each including interest at 10% per annum, in full repayment of these advances.
     The Company considered Oneida to be a segment of a business as defined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company holds a minority voting interest in Reunion which, as discussed above, purchased Oneida from the Company. Accordingly, Oneida's historical operating results and the pre-tax gain on sale are included as part of the Company's continuing operations, pursuant to SAB 93. As Oneida was sold to an affiliate, the Company reduced the carrying value of its investment in Reunion by approximately $0.7 million, which represents 38% of the pre-tax gain of approximately $1.9 million from the sale of Oneida. The remaining pre-tax gain of $1.2 million was recorded as part of other income in the accompanying consolidated statement of income for the year ended December 31, 1995. For the 1995 period ended on September 14, 1995, Oneida had income before income taxes of $1.3 million. For the nine month period ended December 31, 1994, Oneida had income before income taxes of $35,000.


Note 13:  Other Related-Party Transactions

     The Company has maintained various consulting agreements with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 1996, 1995 and 1994, respectively. The current consulting agreement expires on March 31, 1998, unless terminated by SPI with 30 days' notice. Under the consulting agreement, the Company retains SPI to render consulting services in the field of financial planning and reporting. Annual payments are permitted on this agreement as long as the Company meets an interest coverage ratio of at least 1.5 to 1 for the prior 4 full fiscal quarters. All amounts owed to SPI from the Company have been paid in full at December 31, 1996 and 1995.
     During 1990, the Company loaned $0.8 million to Robinson Inc. (Robinson), a company in the oil and gas business that is controlled by certain stockholders of the Company. The loan was evidenced by two notes receivable totaling $0.8 million and each bore interest at 2 percentage points above the prime rate of a major U.S. bank. Through December 1995, the Company received $111,000 in payment of interest on the loan, of which $40,000 was used to partially reserve the loan principal. In December 1995, the Company agreed to settle in full the two notes receivable from Robinson for the cash payment of $58,000 plus warrants to purchase up to 50% of the common stock of Robinson at any time in the future. As a result of this agreement, the Company recognized a $0.7 million loss on the settlement of these notes which is included in other expense in the consolidated statement of income for 1995.
     Since its acquisition and through its disposition, Oneida maintained two related-party agreements which accrued guaranty fees payable to one of the principals of SPI and the majority stockholder of the Company. During the 1995 period ended on September 14, 1995, Oneida accrued approximately $68,000 of fees related to the related-party agreements and made payments of amounts due to related parties totaling $350,000.
     From April 1, 1994, the date Oneida was acquired by the Company, to September 15, 1995, the period during which Oneida was a wholly-owned subsidiary of the Company, the Company made advances to Oneida totalling $4.9 million, including interest and certain charges. The liabilities of Oneida upon its sale to Reunion, an affiliate of the Company, included these advances. Subsequent to the sale of Oneida, the Company received in 1995 a cash payment of $1.6 million, including interest at 10% per annum. In May 1996, Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million to the Company, including interest at 10% per annum, in full repayment of the above advances.
     As part of the aggregate purchase price paid to Parkdale for the Reunion common stock, the Company issued the Parkdale Note to Parkdale, which bears interest at 10% per annum, in the original principal amount of $5.8 million. On September 14, 1995, Mr. Bradley purchased the Parkdale Note. Contemporaneously with Mr. Bradley's purchase of the Parkdale Note and as required by the terms thereof, the Company made a partial repayment of the Parkdale Note totalling $3.1 million, representing the cash proceeds received by the Company from the sale of Oneida. During 1996, the Company made payments totalling $2.6 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. At December 31, 1996, the Company's liability to Mr. Bradley under the Parkdale Note totalled $0.5 million, including interest, which was repaid in full in January 1997.
     On January 6 and June 6, 1996, the Company made principal repayments of $50,000 each, plus interest, to Mr. Myers in partial repayment of the Gesterkamp Note. At December 31, 1996, the Company's liability to Mr. Myers under the Gesterkamp Note totalled $100,000. Mr. Myers is a director of Reunion.


Note 14:  Pensions

     The Company and its subsidiaries have various retirement plans that cover substantially all of their employees. Prior to 1995, these included two noncontributory, defined benefit plans that covered salary and collective bargaining employees at one division and one noncontributory, defined benefit plan that covered all employees at the Company's former Oneida subsidiary. During 1995, the Company terminated the noncontributory defined benefit plan covering salary employees by making lump-sum cash payments to the plan participants in exchange for their rights to receive specified pension benefits. An approximate $200,000 loss was recognized on the termination of this plan. Additionally, in 1995, the Company sold all the assets and liabilities of its Oneida subsidiary. See Note 12. Benefits under the one remaining noncontributory, defined benefit plan are based solely on continuous years of service and are not affected by changes in compensation rates.
     The Company's funding policy provides that payments to the pension trusts be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of these plans are invested principally in fixed income and equity securities. The Company participates in a separate multiemployer defined benefit pension plan covering certain employees at one division and has defined contribution plans covering most of its other employees. The Company's policy with respect to these plans is to fund the amounts accrued.
     Net periodic pension cost is as follows (in thousands):

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Service cost                                     $     93  $     71  $    208
Interest cost on projected benefit obligation         107       195       191
Amortization of unrecognized net obligation            12       128         3
Amortization of unrecognized net loss                   9         4         4
                                                 --------  --------  --------
                                                      221       398       406
                                                 --------  --------  --------
  Return on plan assets:
Actual return on plan assets                         (122)     (328)      (25)
Unrecognized (return) loss on plan assets              43        59      (115)
                                                 --------  --------  --------
Recognized return on plan assets                      (79)     (269)     (140)
                                                 --------  --------  --------
Defined contribution plan expense                   1,104     1,035       937
Multiemployer plan expense                             17        11         6
                                                 --------  --------  --------
  Net periodic pension costs                     $  1,263  $  1,175  $  1,209
                                                 ========  ========  ========

     The following table sets forth the funded status of the defined benefit plans (in thousands):
                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
  Actuarial present value of
    accumulated benefit obligation:
Vested                                           $  1,775            $  1,586
Nonvested                                              25                  23
                                                 --------            --------
Accumulated benefit obligation                      1,800               1,609
Effect of projected future compensation levels          -                   -
                                                 --------            --------
Projected benefit obligation for
  service rendered to date                          1,800               1,609
Plan assets at fair value                          (1,104)               (953)
                                                 --------            --------
Projected benefit obligation in excess
  of plan assets                                      696                 656
Unrecognized prior service costs                      (84)                (21)
Unrecognized net loss                                (212)               (239)
Unrecognized transition obligation, net               (73)                (86)
                                                 --------            --------
  Accrued pension cost                           $    327            $    310
                                                 ========            ========

     Assumptions used to develop the net periodic pension costs for the defined benefit plans are as follows:

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Discount rate                                        7.0%      7.0%      7.5%
                                                 ========  ========  ========
Expected rate of return on plan assets               8.0%      8.0%      8.0%
                                                 ========  ========  ========


Note 15:  Postretirement Benefits

     The Company provides healthcare and life insurance benefits for certain retired employees. The Company has only one operating division that offers such healthcare benefits, and such benefits are provided for the most part through comprehensive hospital, surgical and major medical benefit provisions subject to various cost-sharing features. Life insurance benefits are provided to certain nonunion beneficiaries based on either the employee's annual base salary at retirement or a fixed schedule, depending on applicable negotiated terms. Life insurance benefits are provided to certain union beneficiaries based on fixed amounts negotiated in labor contracts. The majority of the employees eligible for healthcare benefits upon retirement are former employees of USX Corporation, and such benefits earned prior to 1987 are the responsibility of that corporation. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. A summary table reconciling the funded status of the plans with the amount shown in the financial statements follows (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
  Accumulated postretirement benefit obligation:
Active employees                                 $    947            $  1,054
Retirees                                              416                 286
                                                 --------            --------
  Total                                             1,363               1,340
Unrecognized net gain                                 260                 215
Transition obligation, net of amortization           (781)               (874)
                                                 --------            --------
Accrued postretirement benefit obligation        $    842            $    681
                                                 ========            ========

     The components of net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Service cost                                     $     60  $    101  $    117
Interest cost                                          90       104        96
Amortization of net gain                              (10)       (2)        -
Amortization of transition obligation                  53        51        49
                                                 --------  --------  --------
  Net periodic postretirement benefit cost       $    193  $    254  $    262
                                                 ========  ========  ========

     Assumptions used to develop the net periodic postretirement benefit costs are as follows:

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Discount rate                                        8.0%      8.0%      8.0%
                                                 ========  ========  ========
Healthcare cost trend rate                           8.0%      8.0%      8.0%
                                                 ========  ========  ========

     The assumed weighted average healthcare cost trend rate is 8% for years 1993 through 1998, 7% for the next 3-year period, 6% for the next 5-year period and 5% thereafter. The 8% healthcare cost trend rate for years 1993 to 1998 is applicable to the Company since it approximates the assumptions being used by the U.S. Steel Group of USX Corporation. USX Corporation administers the plans and bills the Company for its share of the postretirement costs related to the Company's retirees covered by the plans. A one percentage point increase in the assumed healthcare cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $159,000 and increase projected 1997 net periodic cost by approximately $24,000.


Note 16:  Leases

     Minimum rental commitments under all noncancellable operating and capital leases, the majority of which are operating leases related to real property, in effect at December 31, 1996, were as follows (in thousands):

                       Year ended December 31,
 Total      1997      1998      1999      2000      2001      After 2001
-------    ------    ------    ------    ------    ------     ----------
$12,847    $1,926    $1,905    $1,622    $1,344    $1,151       $4,899
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense for the years ended December 31, 1996, 1995 and 1994, amounted to $1,407,000, $1,254,000 and $1,135,000, respectively.

Note 17:  Income Taxes

     The tax provision comprises the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
  Current:
Federal                                          $     16  $    137  $     44
State and local                                         9       219        72
                                                 --------  --------  --------
  Total                                                25       356       116
                                                 --------  --------  --------
  Deferred:
Federal                                               118       678       272
                                                 --------  --------  --------
  Total                                               118       678       272
                                                 --------  --------  --------
  Total tax provision                            $    143  $  1,034  $    388
                                                 ========  ========  ========


     The Company's effective income tax rate, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):
                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $    123  $  1,920  $    615
Net change in valuation allowance                       -    (1,300)     (200)
State and local income taxes                            9       219        70
Goodwill                                               51        70        33
Foreign sales corporation dividends                   (52)      (44)      (34)
Other - net                                            12       169       (96)
                                                 --------  --------  --------
  Total tax provision                            $    143  $  1,034  $    388
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):
                                                   Year Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Income from continuing operations                $    143  $  1,034  $    388
Equity loss from affiliate                           (303)      (88)        -
Cost of debt extinguishment                             -         -      (104)
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $   (160) $    946  $    284
                                                 ========  ========  ========

     At December 31, 1996, the Company had net operating loss carryforwards for tax return reporting purposes of approximately $8.0 million, of which $2.0 million expires between 1998 and 2005 with the remainder thereafter, including approximately $5.0 million in 2008. The availability of these carryforwards may be subject to limitations imposed by the Internal Revenue Code.

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
Depreciation                                     $ (3,564)           $ (3,539)
Inventory basis differences                        (1,285)             (1,285)
Other                                                (886)               (715)
                                                 --------            --------
  Deferred tax liabilities                         (5,735)             (5,539)
                                                 --------            --------
Loss carryforwards                                  3,124               2,465
Book reserves                                       2,980               3,410
Deferred compensation                                 226                 318
Tax credit carryforwards                              622                 680
Unicap adjustments                                    227                 274
Other                                                 773                 424
                                                 --------            --------
  Deferred tax assets                               7,952               7,571
Less:  Valuation allowance                         (1,000)             (1,000)
                                                 --------            --------
  Deferred tax assets, net                          6,952               6,571
                                                 --------            --------
  Deferred taxes, net asset                      $  1,217            $  1,032
                                                 ========            ========

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):

                                                        At December 31,
                                                   1996                1995
                                                 --------            --------
  Current:
Deferred tax assets                              $  4,682            $  4,639
Deferred tax liabilities                           (1,308)             (1,320)
Less:  Valuation allowance                           (589)               (613)
                                                 --------            --------
  Current deferred taxes, net asset                 2,785               2,706
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                 3,270               2,932
Deferred tax liabilities                           (4,427)             (4,219)
Less:  Valuation allowance                           (411)               (387)
                                                 --------            --------
  Noncurrent deferred taxes, net liability         (1,568)             (1,674)
                                                 --------            --------
  Deferred taxes, net asset                      $  1,217            $  1,032
                                                 ========            ========

     SFAS 109 requires a valuation allowance where it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. While the Company believes that the deferred income tax asset will be fully or partially realized by future operating results, prior losses has prompted management to leave a valuation allowance on its books at December 31, 1996.
     If the Company achieves sufficient profitability, the valuation allowance will be reduced through a credit to income tax expense, thereby increasing stockholders' equity.


Note 18:  Management Agreements

     In order to focus attention on the goal of building value over the long term, the Company had offered certain management employees participation in Performance Unit Plans (PUPs). Under these PUPs, management was assigned units that, beginning in May 1993, could be exchanged for cash and notes equal to a specified formula based on the income of the applicable division.
     Because the Company believed that most of the performance units granted under the PUPs would have been put to the Company by management employees promptly upon becoming eligible to do so in 1993 and 1994 and because the PUPs lacked the flexibility necessary to reward management employees who joined the Company after the PUPs were established, the Company terminated the PUPs in connection with the issuance of the Senior Notes. The Company entered into agreements with all of the participants in the PUPs to redeem all of the outstanding performance units for an aggregate payment of approximately $5.5 million, approximately $2.75 million of which was paid out of the proceeds of the issuance of the Senior Notes, with the balance to be paid in subordinated notes of the Company. As a result of these agreements, additional PUPs expense of $1.0 million was recognized within selling, general and administrative expenses during 1993.
     In June 1995, the Company paid the participants approximately $1.0 million in principal and $89,000 in interest in final satisfaction of the two year subordinated notes. See note 7.


Note 19:  Segment Information

     Prior to 1994, the Company operated principally as a manufacturer of metal products. With the March 31, 1994, acquisition of Oneida, a plastics company, the Company became significantly involved in nonmetal-related products. As a result, the Company had two significant segments during 1995 and 1994 in which it conducted business. With the September 1995 disposition of Oneida, the Company operated principally as a manufacturer of metal products during 1996. Financial information by segment, as of and for the years ended December 31, 1995 and 1994, is summarized as follows:

As of and for the year          Metal     Plastic    Corporate
  ended December 31, 1995:     Products   Products   and other     Total
--------------------------     --------   --------   ---------   ---------
Net sales                      $156,958   $ 26,226    $    224    $183,408
                               ========   ========    ========    ========
Operating profit (loss)        $ 15,986   $  2,150    $ (2,690)   $ 15,446
                               ========   ========    ========    ========
Identifiable assets            $ 81,677   $      -    $ 25,659    $107,336
                               ========   ========    ========    ========
Capital expenditures           $  4,420   $    188    $    244    $  4,852
                               ========   ========    ========    ========
Depreciation/amortization      $  3,274   $    572    $    692    $  4,538
                               ========   ========    ========    ========

As of and for the year          Metal     Plastic    Corporate
  ended December 31, 1994:     Products   Products   and other     Total
--------------------------     --------   --------   ---------   ---------
Net sales                      $131,313   $ 23,195    $    202    $154,710
                               ========   ========    ========    ========
Operating profit (loss)        $ 10,395   $    611    $   (629)   $ 10,377
                               ========   ========    ========    ========
Identifiable assets            $ 69,577   $ 15,956    $  9,817    $ 95,350
                               ========   ========    ========    ========
Capital expenditures           $  4,084   $    427    $    574    $  5,085
                               ========   ========    ========    ========
Depreciation/amortization      $  3,301   $    531    $    512    $  4,344
                               ========   ========    ========    ========

     Corporate and other's operating loss is primarily comprised of administrative expenses and includes a gain of approximately $1.2 million for the year ended December 31, 1995 related to the sale of Oneida (see note 12) and $1.45 million related to the sale of Ipsen for the year ended December 31, 1994.

     Identifiable assets by segment are those assets that are used in the applicable operations of each segment. Corporate assets as of December 31, 1995 are principally the Company's investment in Reunion (see note 4), the Oneida Advances (see note 12), deferred financing costs and deferred income tax assets.


Note 20:  Commitments and Contingent Liabilities

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these and other contingent matters will not have any material effect on the Company's financial position, results of operations or liquidity. The Company does not have any adverse commitments at December 31, 1996.

Item 9.   Changes in and Disagreements With Accountants
          ---------------------------------------------
            on Accounting and Financial Disclosures.
            ----------------------------------------

          None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     The following sets forth the names and ages of the Company's directors and executive officers and certain executive officers of its operating divisions and the positions they hold.

Name                   Age  Position
----                   ---  --------
Charles E. Bradley      67  Chairman of the Board and Director
Joseph C. Lawyer        51  President, Chief Executive Officer and Director
Thomas L. Cassidy       68  Director
John G. Poole           54  Director
Charles E. Bradley, Jr. 37  Director
John M. Froehlich       54  Vice President, Chief Financial Officer
                              and Treasurer
Russell S. Carolus      46  Vice President and Secretary
Jack T. Croushore       51  Vice President and Division President - CPI
Christopher Sause       47  Vice President and Division President - Alliance
Gerald W. McClure       55  Vice President and Division President - Klemp
Alan S. Wippman         54  Vice President and Division President - Steelcraft
Robert L. Rakstang      50  Vice President and Division President - Hanna
Kimball J. Bradley      31  Vice President and Division President - Auto-Lok
Thomas J. Vogel         46  Division President - Europa

     CHARLES E. BRADLEY has been a Director of the Company since shortly after its acquisition by Stanwich Partners, Inc. (SPI), a company engaged in consulting services within the field of financial planning and reporting, in 1986 and Chairman of the Board since 1988. Mr. Bradley is the father of Charles E. Bradley, Jr. and Kimball J. Bradley. Mr. Bradley was a co-founder of SPI in 1982 and has served as its President since that time. Mr. Bradley is a director of DeVlieg-Bullard, Inc. (DBI), a machine tools parts and services company, General Housewares Corp., a manufacturer and distributor of housewares, Consumer Portfolio Services, Inc. (CPS), engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts, Zydeco Energy Corporation, engaged in oil and gas exploration and development, NAB Asset Corporation (NAB), a diversified financial services holding company, and Audits and Surveys Worldwide, Inc., an international marketing research firm. Mr. Bradley is currently the Chairman of the Board of DBI, President and acting Chief Financial Officer and a director of Sanitas, Inc., a currently inactive company, a director, President and acting Chief Financial Officer of Texon Energy Corporation (Texon), a plastics manufacturer holding company, and a director, President and Chief Executive Officer of Reunion.
     JOSEPH C. LAWYER has been President, Chief Executive Officer and a director of the Company since 1988. Prior to purchasing CP Industries, Inc., the corporate predecessor of the Company's CPI division, with SPI in 1986, Mr.

Lawyer was General Manager of USX's Specialty Steel Products division, where he was employed for over 17 years. Mr. Lawyer has been a director of Respironics, Inc., a company engaged in design, manufacture and sale of home and hospital respiratory medical products, since November 16, 1994.
     THOMAS L. CASSIDY was elected a director of the Company as of March 1, 1993. Mr. Cassidy has been a Managing Director of Trust Company of the West since 1984. He is also a Senior Partner in TCW Capital. He is a director of Reunion, DBI and Spartech Corporation, a plastics manufacturing company.
JOHN G. POOLE has been a director of the Company since 1988. Mr. Poole was a co-founder of SPI in 1982 and has served as its Vice President since that time. Mr. Poole is a director of Reunion since April 1996, DBI, CPS and Sanitas, Inc.
     CHARLES E. BRADLEY, JR. was elected a director of the Company on September 22, 1993. Mr. Bradley has been the President and a director of CPS since CPS' formation in March 1991. In January 1992, Mr. Bradley was appointed to the additional office of Chief Executive Officer of CPS. From January 1991 through March 1992, Mr. Bradley also was an employee of SPI.
From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. Mr. Bradley is the son of Charles E. Bradley and the brother of Kimball J. Bradley. Mr. Bradley is also a director of NAB.
     JOHN M. FROEHLICH has been a Vice President of the Company since 1989 and its Chief Financial Officer and Treasurer since 1988. Mr. Froehlich was Assistant Treasurer and Director of Accounting for Incom International, Inc. from 1975 to 1988.
     RUSSELL S. CAROLUS has been a Vice President of the Company since 1989 and its Secretary since 1988. Mr. Carolus was Director of Business Development and Acquisitions for CP Industries, Inc. from 1986 to 1988.
     JACK T. CROUSHORE has been a Vice President of the Company since 1989 and Division President of CPI since 1988. Mr. Croushore was Executive Vice President and Chief Operating Officer of CP Industries, Inc. and its predecessor division of USX Corporation from 1984 to 1988.
     CHRISTOPHER SAUSE has been a Vice President of the Company since 1990 and Division President of Alliance since 1989. Mr. Sause was President and Chief Operating Officer and co-owner of The Alliance Machine Company prior to its acquisition by the Company in 1989. Prior to joining The Alliance Machine Company in 1987, Mr. Sause was employed by the Fordees Corporation, where he served as head of Production Control, Plant Superintendent and Vice President of Sales and Manufacturing.
     GERALD W. McCLURE has been a Vice President of the Company since 1992 and Division President of Klemp since May 1991. Mr. McClure was associated with The Lamp Group, a leveraged buyout investment group from 1990 to 1991, was President of Chapman Products, Inc. from 1988 to 1990 and General Manager of the Linac division of ITW from 1984 to 1988.
     ALAN S. WIPPMAN has been Division President of Steelcraft since 1986 and a Vice President of the Company since 1988. Mr. Wippman has been with Steelcraft for over 19 years.
     ROBERT L. RAKSTANG has been a Vice President of the Company since January 1995 and Division President of Hanna since 1991. In the course of his 20 years with Hanna, he has served as Production Manager, Materials Manager, Vice President of Sales and Marketing and Vice President of Operations.
     KIMBALL J. BRADLEY has been a Vice President of the Company since January 1996 and Division President of Auto-Lok since November 1995 after having served as acting President of Auto-Lok beginning in August 1995. Prior to assuming that position, Mr. Bradley managed various special projects at the Company's corporate office beginning in November 1993 and at CPI from February 1993 to November 1993. Mr. Bradley was employed by Metalsource, a company engaged in the steel service center business, from 1990 to 1993, completing the executive training program and holding various sales and purchasing positions. Mr. Bradley is the son of Charles E. Bradley, Sr. and the brother of Charles E. Bradley, Jr.
     THOMAS J. VOGEL has been Division President of Europa since 1991. Mr. Vogel has also been the Manager of Risk, Insurance and Benefits for the Company since 1987.

     The directors of the Company are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified by the Company's by-laws. The officers of the Company are elected to hold their respective offices until the first meeting of the Board of Directors after the next annual meeting of the Company's stockholders and until their respective successors have been elected, or until their earlier death, resignation or removal in the manner specified by the Company's by-laws.


Item 11.  Executive Compensation.
          -----------------------
     The following table sets forth a summary of the compensation paid or accrued by the Company in the fiscal years ended December 31, 1996, 1995 and 1994 to its Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") (in whole dollars, including notes hereto):
                                             Year Ended December 31,
                                           1996        1995        1994
                                         --------    --------    --------
  Joseph C. Lawyer, President and Chief
    Executive Officer:
Annual compensation - salary             $354,144    $330,763    $314,211
Annual compensation - bonus                     -     187,441      75,000
All other compensation                     52,277(1)   52,027(1)   52,033(1)

  Jack T. Croushore, Vice President and
    Division President - CPI:
Annual compensation - salary             $162,720    $157,380    $150,804
Annual compensation - bonus               187,890     207,585      47,451
All other compensation                     12,990(2)   12,703(2)   12,660(2)

  Gerald W. McClure, Vice President and
    Division President - Klemp:
Annual compensation - salary             $162,288    $156,804    $140,000
Annual compensation - bonus                54,042      92,030      50,000
All other compensation                     12,250(3)   12,000(3)   11,220(3)

  Christopher Sause, Vice President and
    Division President - Alliance:
Annual compensation - salary             $154,104    $148,887    $142,476
Annual compensation - bonus                     -      62,979      10,686
All other compensation                     15,110(4)   14,012(4)   13,498(4)

  John M. Froehlich, Vice President, Chief
    Financial Officer and Treasurer:
Annual compensation - salary             $132,960    $128,456    $116,778
Annual compensation - bonus                20,043     100,000      74,085
All other compensation                     11,398(5)   10,277(5)    9,342(5)

(1) Includes 401(k) matching payments of 4,750, $4,500 and $4,500 in 1996, 1995 and 1994, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $40,027, $40,027 and $40,033 in 1996, 1995 and 1994, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan $7,500 in each of 1996, 1995 and 1994. Regarding the premiums paid by the Company for life insurance, the employee has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, the employee will pay the shortfall to the Company. The policy has a face value of $1.5 million. See "Executive Compensation - Executive Employment Agreements."

(2) Includes 401(k) matching payments of $4,750, $4,500 and $4,500 in 1996, 1995 and 1994, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $740, $703 and $660 in 1996, 1995 and 1994, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,500 in each of 1996, 1995 and 1994.

(3) Includes 401(k) matching payments of $4,750, $4,500 and $4,200 in 1996, 1995 and 1994, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,500, $7,500 and $7,000 in 1996, 1995 and 1994,
respectively.

(4) Includes 401(k) matching payments of $4,750, $4,467 and $4,274 in 1996, 1995 and 1994, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $2,860, $2,100 and $2,100 in 1996, 1995 and 1994, respectively and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,500, $7,445 and $7,124 in 1996, 1995 and 1994,
respectively.

(5) Includes 401(k) matching payments of $4,750, $3,854 and $3,503 in 1996, 1995 and 1994, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $6,648, $6,423 and $5,839 in 1996, 1995 and 1994,
respectively.


Executive Employment Agreements

     The Company entered into an Employment Agreement, dated as of August 1, 1996 (Lawyer Employment Agreement), with Joseph C. Lawyer to serve as President and Chief Executive Officer of the Company. The Lawyer Employment Agreement expires on July 31, 1999. The Lawyer Employment Agreement replaced an earlier agreement between Mr. Lawyer and the Company that expired on July 31, 1996. Pursuant to the Lawyer Employment Agreement, Mr. Lawyer receives
(i) an annual base salary, which was established at $354,144 for 1996 and has been established at $360,000 for 1997 and $395,000 for 1998, (ii) an annual bonus of up to 65% of his base salary based on the Company's performance relative to its annual projections, (iii) a $600 per month automobile allowance, (iv) two club memberships, (v) a $1.0 million life insurance policy and a $1.5 million split-dollar life insurance policy, and (vi) coverage under the Company's other fringe benefit plans for executive officers. The annual base salary for 1999 shall be determined by the Board of Directors on January 1, 1999. In the event that the Lawyer Employment Agreement is terminated due to Mr. Lawyer's death or disability, the Company will continue to pay the base salary for not less than a one year period. In the event that the Company otherwise terminates the Lawyer Employment Agreement without cause or in the event that Mr. Lawyer resigns with good reason or following a change of control approved by the Company's Board of Directors and stockholders (other than a change of control resulting from a foreclosure or bankruptcy of one or more stockholders of the Company or the threat of such an action), Mr. Lawyer will be entitled to receive his base salary (subject to a dollar-for-dollar reduction for any salary received from other employment), health coverage and life insurance coverage for one and one-half years or for the balance of the term of the Lawyer Employment Agreement, whichever is greater.


Performance Unit Plans

     Performance Unit Plans (PUPs) were established by the Company for certain management employees of its Klemp, Steelcraft, Hanna and CPI divisions and its Alliance division on May 12, 1988 and June 30, 1989, respectively. A PUP was also established by Auto-Lok on November 13, 1990 for certain management employees (Auto-Lok PUP). The Company terminated the PUPs, including the Auto-Lok PUP, in connection with the sale of the Senior Notes. The Company entered into agreements with all of the participants in the PUPs to redeem all of the outstanding performance units for an aggregate payment of approximately $5.5 million, approximately $2.75 million of which was paid in cash out of the proceeds of the sale of the Senior Notes with the balance paid in two year subordinated notes of the Company bearing interest at the prime rate of The First National Bank of Chicago. In May 1994, the Company paid the participants approximately $1.75 million in principal and $.17 million in interest pursuant to the terms of the two year subordinated notes. In June 1995, the Company paid the participants approximately $1.0 million in principal and $89,000 in interest in final satisfaction of the two year subordinated notes. The executive officers listed in "Directors and Executive Officers of the Registrant" received an aggregate of approximately $1.4 million of the initial cash payment, $.89 million of the May 1994 principal payment, $.49 million of the June 1995 principal payment, $.11 million of the May 1994 interest payment and $.04 million of the June 1995 interest payment. The Named Executive Officers received $819,900 of the initial cash payment, $521,784 of the May 1994 principal payment, $298,116 of the June 1995 principal payment, $50,271 of the May 1994 interest payment and $26,590 of the June 1995 interest payment.


Long Term Incentive Plan

     On June 29, 1994, the Board of Directors of the Company adopted the
Chatwins Group, Inc.  Long Term Incentive Plan (LTIP) effective as of January
1, 1994.  The LTIP is an unfunded, noncontributory incentive compensation plan designed to provide a long term incentive to certain key management executives of the Company (Participants) to enhance the value of the Company.  The LTIP terminates by its terms on December 31, 2002, but may be terminated by the
Board of Directors of the Company at any time.  The Company may grant a total of 100 incentive units (Incentive Units) pursuant to the LTIP.  An Incentive
Unit equals one percent of the product of the Equity Pool (as defined in the
LTIP) multiplied by the Equity Factor (as defined in the LTIP).  The Equity
Pool means the equity value of the Company at a Valuation Date (as defined in the LTIP) which is determined by subtracting the Company's total indebtedness for borrowed money from the product of the Company's EBIT (as defined in the
LTIP) multiplied by five.  The Equity Factor equals 5% but may be increased or decreased by the Board of Directors of the Company.
     Incentive Units granted to a Participant vest as follows: (i) 20% upon the completion of one year of service to the Company following the date the
Incentive Units were allocated (Allocation Date); (ii) 50% upon completion of
two years of service following the Allocation Date; and (iii) 100% upon completion of three years of service following the Allocation Date.  A
Participant may exchange his vested Incentive Units as follows: (a) one-third of such Incentive Units at any time on or after the third anniversary date of the Allocation Date; (b) two-thirds of such Incentive Units at any time on or after the fourth anniversary date of the Allocation Date; and (c) all of such
Incentive Units on or after the fifth anniversary of the Allocation Date.
Payments pursuant to the LTIP shall be one-half in cash and one-half in a one-
year note bearing interest at the applicable prime rate.  If the Company has sold shares of Common Stock in a public offering, the Company may offer to exchange vested Incentive Units for shares of Common Stock.  As of December
31, 1996 there were 82 Incentive Units granted to certain executives of the
Company, including 49 Incentive Units to the Named Executive Officers.  At
December 31, 1996, the Incentive Units had no value.


Pension Plan

     Effective September 1, 1986, and pursuant to the acquisition of substantially all of the operating assets of the Christy Park facility of USX Corporation, CP Industries, Inc., the corporate predecessor-in-interest of the Company's CPI division, adopted the Pension Plan for Salaried Employees of CP Industries, Inc. (Salaried Pension Plan). The Salaried Pension Plan was frozen (i.e., accrual of further benefits ceased) effective August 31, 1989. Notice to terminate the Salaried Pension Plan was filed by the Company with the Internal Revenue Service and the Pension Benefits Guaranty Corporation in early 1995. Termination approval was granted by these entities in July 1995. The Salaried Pension Plan assets were distributed on October 16, 1995, at the participants' election, either in a lump sum payment or through the purchase of an annuity from an insurance company. Lump sum payments made to Mr. Lawyer and Mr. Croushore were $128,615 and $70,352, respectively.


Compensation of Directors

     Charles E. Bradley is entitled to receive a stipend as Chairman of the Board at a rate of $100,000 per year. The Company paid Mr. Bradley's $100,000 stipend in 1996. As of June 29, 1994, the Company and Mr. Bradley agreed to a split dollar life insurance arrangement (Bradley Arrangement). Pursuant to the Bradley Arrangement, the Company agreed to maintain three universal type life policies on Mr. Bradley and his wife. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Bradley has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Bradley will pay the shortfall to the Company. The annual premiums paid by the Company totalled $348,134 in 1996.
     John G. Poole is entitled to receive a stipend as liaison with the Company's outside directors of $42,000 per year. The Company paid Mr. Poole's $42,000 stipend in 1996. As of December 12, 1995, the Company and Mr. Poole agreed to a split dollar life insurance arrangement (Poole Arrangement). Pursuant to the Poole Arrangement, the Company agreed to maintain two universal type life policies on Mr. Poole. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Poole has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Poole will pay the shortfall to the Company.

The annual premiums paid by the Company totalled $111,793 in 1996.
     The Company pays Thomas L. Cassidy and, for the period during 1996 he was a director of the Company, James A. O'Donnell at the rate of $1,000 per month and $1,000 for each meeting of the Board of Directors plus all reasonable out-of-pocket expenses incurred in attending such meetings. The other directors of the Company are not currently compensated for services they provide to the Company as directors, but all directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.


Compensation Committee Interlocks and Insider Participation

     In January of 1994, 1995, 1996 and 1997, Charles E. Bradley, Chairman of the Board, and Joseph C. Lawyer, President and Chief Executive Officer of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation for 1994, 1995, 1996 and 1997, respectively. No other officer or employee of the Company participated in such deliberations regarding executive officer compensation for these years.
     See "Certain Relationships and Related Transactions" for a discussion of Mr. Bradley's relationship to Reunion, the Company's investment in Reunion, and the transactions which transpired between the Company and Reunion during 1995 and 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     As of March 26, 1997, the Company had (i) 242,887.4 shares of Common Stock outstanding, (ii) 2,249.0 shares of Class D Series A Preferred Stock, par value $.01 per share (Class D Series A Preferred Stock) outstanding, (iii)
800.0 shares of Class D Series B Preferred Stock, par value $.01 per share (Class D Series B Preferred Stock) outstanding and (iv) 1,510.0 shares of Class D Series C Preferred Stock, par value $.01 per share (Class D Series C Preferred Stock) outstanding (the preferred stock described in clauses (ii)-
(iv) being herein referred to as the "Preferred Stock"). The following table sets forth information, as of March 26, 1997, as to the beneficial and percentage of ownership of each class of the Company's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of each class of the Company's outstanding capital stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and officers of the Company as a group. Except as otherwise indicated in the notes to the following table, each stockholder has sole voting and investment power with respect to the shares shown to be beneficially owned by such stockholder.

                              Beneficial Shares and Percentage Ownership
                           ------------------------------------------------
                                               Preferred Stock - Class D
                                             ------------------------------
                           Common Stock      Series A   Series B   Series C
                           ------------      --------   --------   --------
Charles E. Bradley          162,946.6(1)     2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            67.1%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
John G. Poole                54,407.0(1)(4)  2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            22.4%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
Joseph C. Lawyer             17,984.0              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      7.4%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
Jack T. Croushore             4,045.4              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      1.7%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
All directors               239,383.0        2,249.0      800.0     1,510.0
  and officers              =========        =======     ======     =======
  as a group                    98.6%         100.0%     100.0%      100.0%
                            =========        =======     ======     =======
---------------------------------------------------------------------------

(1) Pursuant to the Securities Pledge Agreement, dated as of May 1, 1993 (Securities Pledge Agreement), Mr. Bradley pledged 127,799 shares of Common Stock to the Collateral Agent (as defined therein) for the benefit of the holders of the Senior Notes and Mr. Poole pledged 17,040 shares of Common Stock to secure the Company's obligations under the Indenture and the Senior Notes.

(2) Held of record by KSB Acquisition Corp., the former owner of the corporate predecessor-in-interest to the Klemp and Steelcraft divisions of the Company, of which Messrs. Bradley and Poole are the sole executive officers and directors. Pursuant to Rule 13d-3, Messrs. Bradley and Poole would be deemed to be the beneficial owners of these shares, with shared voting and dispositive power with respect thereto.

(3) Held of record by Hanna Investment Corp., the former owner of the corporate predecessor-in-interest to the Hanna division of the Company, of which Messrs. Bradley and Poole are the sole executive officers and Mr. Poole is the sole director. Pursuant to Rule 13d-3, Messrs. Bradley and Poole would be deemed to be the beneficial owners of these shares, with shared voting and dispositive power with respect thereto.

(4) Includes 42,949.2 shares held of record by John Grier Poole Family Limited Partnership, established by Mr. Poole in 1995 for estate planning purposes, and of which Mr. Poole owns 1% and is the sole general partner. Pursuant to Rule 13d-3, Mr. Poole would be deemed to be the beneficial owner of these shares, with sole voting and dispositive power with respect thereto. Also includes 11,457.8 shares as to which Mr. Poole has voting rights, but no dispositive rights. Pursuant to Rule 13d-3, Mr. Poole would be deemed to be the beneficial owner of these shares, with sole voting power with respect thereto.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

General

     Since the Offering, all transactions between the Company and its affiliated entities, executive officers, directors or stockholders have been on terms which are no less favorable to the Company than the Company could obtain from non-affiliated parties as required by the terms of the Indenture and the Loan Agreement.


Ownership of Senior Notes by Management

     As of March 26, 1997, certain of the Company's executive officers and directors own Senior Notes of the Company, which were purchased in open market transactions, as shown in the following table.

             Name                                  Principal Amount
             ----                                  ----------------
      Charles E. Bradley..............................$2,000,000
      Thomas L. Cassidy..................................350,000
      Jack T. Croushore...................................20,000
      John M. Froehlich...................................55,000
      Joseph C. Lawyer....................................60,000
      Gerald W. McClure...................................25,000
      John G. Poole....................................2,000,000
      Alan S. Wippman.....................................25,000

SPI Consulting Agreement

     The Company has entered into a consulting agreement with SPI, dated and effective as of March 31, 1993, as amended by an amendment, dated as of April 16, 1993 (as so amended, the "Consulting Agreement"). Under the Consulting Agreement, the Company retains SPI to render consulting services within the field of financial planning and reporting. The Consulting Agreement will expire on March 31, 1998, unless terminated earlier by SPI on 30 days' notice. The Consulting Agreement provides for the payment of an annual consulting fee to SPI of $300,000, and the reimbursement of any reasonable and necessary out-of-pocket expenses incurred by SPI in connection with its performance under the Consulting Agreement. The Consulting Agreement provides that SPI's right to receive consulting fees is subordinated to the right of the holders of the Senior Notes to receive payments of principal and interest on the Senior Notes.
     Consulting fees expensed by the Company to SPI were $300,000 in 1996 in accordance with the Consulting Agreement. All consulting fees owed to SPI by the Company under the Consulting Agreement were paid in full at December 31, 1996.


Acquisition and Disposition of Oneida

     On March 31, 1994, the Company purchased (i) the then issued and outstanding common stock of Oneida (Oneida Common Stock) for $1.00 from Oneida Products Corp. (OPC), a wholly-owned subsidiary of Oneida Products Acquisition Corp. (OPAC), (ii) 16,016 shares of Oneida preferred stock for $160.16 from SPI, and (iii) 8,984 shares of Oneida preferred stock for $89.84 from SOG (together the Oneida Preferred Stock). Messrs. Bradley and Poole are officers, directors and controlling stockholders of SPI and SOG. Mr. Bradley is the President, acting Chief Financial Officer, a director and a stockholder of Texon, the sole stockholder of OPAC. SPI is the holder of an out-of-the-money and currently exercisable warrant to purchase from Texon 1,480,000 newly issued shares of common stock of Texon, representing approximately 13.7% of the issued and outstanding shares of common stock of Texon after the exercise of such warrant.
     Immediately prior to the acquisition, Oneida assumed $2,500,000 of liabilities (Assumed Liabilities) of OPAC, as consideration for OPAC's authorizing the acquisition. The Assumed Liabilities included (i) $1,993,367 of liabilities of OPAC to SPI (SPI Assumed Liabilities), (ii) $40,166 outstanding under two Promissory Notes, each issued on June 17, 1988 by OPAC to David N. Harrington and each in the original principal amount of $30,000 and bearing interest at 9% per annum and (iii) $466,467 outstanding under three Subordinated Promissory Notes, each issued on January 25, 1991 by OPAC to a former owner of Oneida, in the respective original principal amounts of $270,000, $350,000 and $515,000 and each bearing no interest. At all relevant times, Mr. Harrington was an executive officer and director of Oneida. In connection with the assumption of the Assumed Liabilities, (a) SPI exchanged $1,601,600 of the SPI Assumed Liabilities for 16,016 shares of Oneida Preferred Stock, which SPI then sold to the Company for $160.16 as described in the preceding paragraph, and (b) SOG exchanged $898,400 of indebtedness outstanding under a Subordinated Promissory Note issued by Oneida to SOG on May 31, 1990 in the original principal amount of $750,000 bearing interest at 12% per annum and a Subordinated Promissory Note issued by Oneida to SOG on May 10, 1991 in the original principal amount of $9,000 bearing interest at 12% per annum for 8,984 shares of Oneida Preferred Stock, which SOG then sold to the Company for $89.84 as described in the preceding paragraph. As further consideration for OPAC's approval of the acquisition, Oneida cancelled intercompany receivables relating to the payment of legal and accounting fees and taxes from Texon and its subsidiaries of approximately $865,000.
     The portion of SPI Assumed Liabilities that was not exchanged for shares of Oneida Preferred Stock consists of (i) $273,400 outstanding under a Subordinated Promissory Note (SPI Subordinated Note) issued by OPAC to SPI on June 17, 1988 in the original principal amount of $500,000 bearing interest at 10% per annum and (ii) a $118,367 transaction fee (SPI Transaction Fee) owed by OPAC to SPI for investment banking services rendered by SPI in connection with OPAC's acquisition of OPC in June 1988. Oneida did not assume OPAC's obligation to pay interest on the SPI Subordinated Note. With the consent of Congress, Oneida paid SPI $45,000 in October 1994 as partial payment of the SPI Transaction Fee, leaving a balance of $73,367 at December 31, 1994. As of August 31, 1995, there were no amounts outstanding under the SPI Subordinated Note or the SPI Transaction Fee.
     Prior to the acquisition of Oneida by the Company, OPC had pledged all of its shares of Oneida capital stock to Signal Capital Corporation (Signal) to secure OPC's indebtedness to Signal of approximately $28.7 million (OPC Signal
Debt). As consideration for its consent to the acquisition and the release of the pledge, Signal entered into the Deferred Payments Agreement on March 30, 1994 with Oneida and the Company which provided that Oneida would pay Signal
(i) 50% of Oneida's EBT (as defined in the Deferred Payments Agreement) in excess of $750,000 per year for the five fiscal years ending December 31, 1994 through December 31, 1998, subject to certain conditions, and (ii) 20% of the net proceeds which Oneida received from any sale of shares of its capital stock in any underwritten public offering of such shares prior to December 31, 1998. Signal was obligated to apply these payments by Oneida to the reduction of the OPC Signal Debt. As of August 18, 1995, Oneida had incurred no payment obligations to Signal under the Deferred Payments Agreement. Mr. Bradley had guaranteed the payment of the OPC Signal Debt. On August 18, 1995, Mr. Bradley settled in full all claims of Signal against him. The Deferred Payments Agreement was terminated as part of that settlement.
     On September 14, 1995, the Company, through its wholly-owned subsidiary, CHI, sold its Oneida Common Stock and Oneida Preferred Stock in the Oneida Disposition to Reunion, 38% of the common stock of which is owned by the Company. The Company had contributed all of the Oneida Common Stock and Oneida Preferred Stock to CHI on June 2, 1995. The total purchase price paid by Reunion for the Oneida Common Stock and Oneida Preferred Stock was $3,107,484 in cash. The purchase price was determined based on Oneida's financial position and results of operations at and for the six-month period ended June 30, 1995. The Oneida Disposition was unanimously approved by the Board of Directors of the Company after considering the opinion from Jefferies & Co. as to the fairness of the sale to the Company from a financial point of view, in accordance with the requirements of the Indenture. One hundred percent of the $3,107,484 proceeds from the Oneida Disposition were applied to repay a portion of the Company's obligations under the Parkdale Note, then held by Mr. Bradley, as required by the terms thereof. See "The Parkdale and Gesterkamp Notes". Mr. Bradley is Chairman and a director of the Company and President, Chief Executive Officer and a director of Reunion. Mr. Cassidy is also a director of Reunion and the Company.
     Between March 31, 1994 when the Company acquired Oneida and August 31, 1995, the Company had made advances to Oneida, including interest, fees and charges thereon totalling $4,932,940. The Oneida Advances were funded from the Company's working capital and amounts available under its Revolving Credit Facility. The liabilities of Oneida upon the Oneida Disposition included the Oneida Advances. The stock purchase agreement between CHI and Reunion (Stock Purchase Agreement), required Reunion to cause Oneida to repay the Oneida

Advances on or before the second anniversary of the Sale Date, including interest thereon from September 1, 1995 at 10% per annum. The Company received cash payments of $1.6 million in 1995 and $3.7 million in 1996, each including interest at 10% per annum, in full repayment of these advances. As a condition precedent to the consummation of the merger of Rostone and Oneida on February 2, 1996, Congress, a lender to both the Company and Oneida, required the Company to subordinate its right to repayment of the Oneida Advances to the prior payment of Oneida's indebtedness to Congress, except to the extent provided in the subordination agreement executed by the Company on February 2, 1996. See "Certain Loans - Rostone," which follows.
     Since its disposition, Oneida has continued to obtain its property, casualty, and product and general liability insurance coverage through the Company. The rate was $21,000 per month for the first three months of 1996 and $27,500 per month for the remainder of the year, which represented the cost of such insurance to the Company.


The Parkdale and Gesterkamp Notes

     As part of the aggregate purchase price paid to Parkdale for the Reunion common stock, the Company issued the Parkdale Note to Parkdale, which bears interest at 10% per annum and which was originally due on September 18, 1995 in the original principal amount of $5,800,000. The Parkdale Note was guaranteed by Mr. Bradley and secured by a pledge of 100% of the stock of CHI (Pledge). In a letter agreement dated September 14, 1995 (Letter Agreement), Parkdale informed the Company of its desire to sell the Parkdale Note to Mr. Bradley. In connection with this proposed sale and as part of the Letter Agreement, the Company and Parkdale amended the terms of the Parkdale Note to extend its maturity date to December 31, 1995. Also as part of the Letter Agreement, the Company and Parkdale terminated the Pledge. On September 14, 1995, Mr. Bradley purchased the Parkdale Note from Parkdale for $5,946,192, being the principal thereof and accrued interest thereon through September 14, 1995, less the portion of said interest Mr. Bradley was required to withhold and remit to the Internal Revenue Service under U.S. tax laws. Contemporaneously with Mr. Bradley's purchase of the Parkdale Note and as required by the terms thereof, the Company made a partial repayment of the Parkdale Note totalling $3,107,484, being 100% of the proceeds of the Oneida Disposition described above. During 1996, the Company made further payments of the Parkdale Note totalling $2,619,609, including interest, and the Company and Mr. Bradley agreed to further amendments of the Parkdale Note, extending its maturity date until December 31, 1996. At December 31, 1996, the amount still owed by the Company under the Parkdale Note was $473,196 and in January 1997, which was within the 45-day grace period from the maturity date as stipulated in the original note agreement, the Company paid Mr. Bradley $475,306, including interest, in final repayment of the Parkdale Note.
     In connection with the purchase of the Reunion common stock, the Company purchased the Gesterkamp Warrants. The purchase price for the Gesterkamp Warrants totalled $483,000 and consisted of $283,000 paid in cash and the Gesterkamp Note in the original principal amount of $200,000. Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Myers, a director of Reunion. The Gesterkamp Note bears interest at 10% per annum. On January 6 and June 6, 1996, the Company made principal repayments of $50,000 each, plus interest, to Mr. Myers in partial repayment of the Gesterkamp Note. At December 31, 1996, the Company's liability to Mr. Myers under the Gesterkamp Note totalled $100,000. The Gesterkamp Note is secured by the Gesterkamp Warrants.

Certain Loans

Robinson

     The Company had outstanding loans to Robinson Incorporated (Robinson), a corporation controlled by Charles E. Bradley, John G. Poole, Joseph C. Lawyer and Jack T. Croushore. Robinson is an oil and gas company operating in Oklahoma. The aggregate amount of such loans and the largest principal amount ever outstanding under such loans was $800,000. The Company advanced $500,000 of these funds to Robinson on April 19, 1990 and an additional $300,000 on August 15, 1990, in connection with Robinson's acquisition of the assets of the Chapter 11 bankruptcy estates of Robinson Brothers Drilling Inc. and Robinson Brothers Drilling Company. The loans were evidenced by two notes bearing interest at the prime rate of Chemical Bank plus 2%. The entire principal and accrued interest on the notes was payable on demand at any time between March 31 and April 19 of each year. In 1992 and 1993, the Company demanded and received $59,700 and $51,200, respectively, in payment of interest due for all of 1990 and a portion of 1991. In December 1995, the Company agreed to settle in full the two notes receivable from Robinson for the cash payment of $58,000 plus warrants to purchase up to 50% of the common stock of Robinson at any time in the future. As a result of this agreement, the Company recognized a $701,000 loss on the settlement of these notes which is included in other expense in the 1995 income statement.


Rostone and CGII

     In April 1990, the Company purchased from CGII 490 shares (49%) of the common stock of CGII for $490 and SPI acquired from CGII 510 shares (51%) for $510. CGII in turn borrowed $3.0 million (CGII-TCW Loan) from TCW Placements Fund III (together with certain other Trust Company of the West investment funds, "TCW"), which was used by CGII to acquire 100% of the outstanding preferred stock and approximately 80% of the fully diluted common stock of Rostone for an aggregate purchase price of approximately $2.9 million. On February 2, 1996, CGII acquired the minority equity interest in Rostone's common stock it did not already own. Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.
     To induce TCW to lend $3.0 million to CGII (i) the Company issued TCW warrants to acquire 4,707 shares of Common Stock, (ii) TCW was given the right to acquire all the outstanding CGII equity from the Company and SPI at a price of $1.00 per share, (iii) Messrs. Bradley and Poole and another of their affiliated companies guaranteed CGII's obligations to TCW and secured these obligations with pledges of certain of their assets, including all of the Class E Preferred Stock of the Company, (iv) the Company executed a subordinated guaranty of CGII's $3.0 million debt obligation to TCW and (v) the Company and SPI granted each other cross-call options on their shares of CGII's equity.
     As part of the Company's 1990 refinancing of its indebtedness and repayment of its outstanding obligations to TCW, the Company's participation in the April 1990 CGII transaction was restructured as follows: (i) the Company loaned CGII $1.5 million evidenced by a note bearing interest, payable monthly, at the prime rate of the First National Bank of Chicago plus 1.5% (9.75% at December 31, 1996) (CGII-Chatwins Note One); (ii) CGII used the $1.5 million loan from the Company to repay a portion of its indebtedness to TCW;
(iii) the Company's warrants were returned by TCW and cancelled and were replaced by warrants issued by CGII to purchase 112 shares of CGII's common stock; (iv) the Company's subordinated guaranty in favor of TCW was terminated; and (v) the cross-call option was amended to provide that (a) the Company has the right to acquire (Chatwins Call) SPI's 510 shares in CGII for $510 until such time as the CGII-Chatwins Note One is paid in full, subject to TCW's prior right to acquire such equity for $1.00 per share until such time as CGII's remaining obligations to TCW are paid in full, and (b) if the CGII-Chatwins Note One shall be paid in full prior to the Company's exercise of its right to acquire SPI's fifty-one percent (51%) interest in CGII, then SPI shall have the right for five years to acquire (for $440) 440 of the Company's 490 shares in CGII commencing after the Chatwins Call has terminated and expired (without having been exercised). As of the date hereof, the cross-call option is still in effect.
     On May 3, 1993, Messrs. Bradley and Poole applied $76,480 and $505,140, respectively, of the proceeds they received for the redemption of the Company's Preferred Stock, receiving notes from CGII in exchange, to reduce the CGII-TCW Loan in accordance with the guarantees made by Messrs. Bradley and Poole for the benefit of TCW, thus reducing TCW's exposure under the CGII-TCW Loan. In connection with this payment, TCW agreed to subordinate its rights to repayment by CGII with respect to the remaining amounts outstanding under the CGII-TCW Loan to the Company's right to repayment of the CGII-Chatwins Note One.
     In December 1993, the Company loaned an additional $1,350,000 to CGII evidenced by a note having a maturity of two years and bearing interest, payable annually, at a rate of 10% (CGII-Chatwins Note Two). The proceeds of the CGII-Chatwins Note Two were used to pay TCW $1.2 million in full and final satisfaction of the CGII-TCW Loan and prepay to the Company interest of $150,000 on the CGII-Chatwins Note Two. Rostone's preferred stock was previously pledged by CGII to the Company to secure the CGII-Chatwins Note Two. However, as discussed below, on December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida and Oneida's name was changed to Oneida Rostone Corp. (ORC), which acquired from CGII all of the issued and outstanding preferred and common stock of Rostone.
     The largest principal amount ever outstanding under the CGII-Chatwins Note One was $1.5 million. The CGII-Chatwins Note One is in default both as to the payment of interest and the repayment of principal. Under the terms of the CGII-Chatwins Note One, from April 16, 1991 CGII became obligated to pay, in addition to said interest and principal, an amount which when combined therewith would yield the Company a 25% internal rate of return on the $1.5 million loan. As of December 31, 1996, an aggregate of $6,172,963 was due to the Company under the CGII-Chatwins Note One and $1,606,500 under the CGII-Chatwins Note Two.
     In February 1994, the Company loaned $299,000 to CGII evidenced by a demand promissory note bearing interest at an annual rate of 7.5% payable with the repayment of principal. As of December 31, 1996, an aggregate of $363,940 principal and interest was outstanding under this loan from the Company to CGII.
     On May 19, 1995, the Company became obligated to Krause Maffei Corporation for $1,022,944 for the production of three plastic injection molding machines which the Company intended to purchase and lease to Rostone for $19,500 per month for 60 months. The equipment was delivered to Rostone in June 1995. In November 1995, Mr. Bradley agreed to become a co-venturer in the purchase and lease of the equipment to Rostone by paying to the equipment manufacturer the $439,684 balance due thereon. In April 1996, Rostone purchased the equipment and the Company received $602,702 from Rostone which represented the amount paid by the Company to the manufacturer plus interest thereon at 13.5% per annum.
     On December 22, 1995, Rostone and Oneida entered into a merger agreement (Merger Agreement) whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone, including the preferred and common stock of Rostone held by CGII. The Merger Agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in 1996 as specified in the merger agreement for the payment of deferred merger proceeds in 1997. Under the terms of ORC's loan facility with Congress, deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.
     Rostone's preferred stock was pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII. As such, any merger proceeds will be paid to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at December 31, 1996. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1996. Upon liquidation, these assets will be allocated among CGII's remaining creditors, one of which is the Company.
     Under the equity method of accounting, the carrying value of this investment at December 31, 1996 was $0.9 million.


Stockholder Notes

     In January 1988, Mr. Bradley, Mr. Poole and two former stockholders of the Company subscribed for preferred stock in the Company in consideration of their payment of an aggregate of $57,500 in cash and their personal interest free demand notes, dated January 15, 1988, payable to the Company in the aggregate principal amount of $1,092,500 (Stockholder Notes). The class of preferred stock acquired by them was converted into Common Stock in connection with the May 1988 merger that combined most of the Company's business lines as divisions of the Company. At the time the Stockholder Notes were executed, the Company and Messrs. Bradley and Poole and such other former stockholders had an unwritten understanding that payment on the Stockholder Notes would not be demanded until such time as the Company was sold or funds for the repayment of the Stockholder Notes were distributed to them as dividends on their shares of Common Stock.
     At the time of the May 1988 merger, Messrs. Bradley, Poole and one of the former stockholders granted the Company the option to acquire from them an aggregate of 9,175.5 shares of Common Stock at their original cost of $10 per share, as follows: Mr. Bradley granted the Company an option to purchase 6,422.85 shares; Mr. Poole granted the Company an option to purchase 2,064.49 shares; and the former stockholder granted the Company an option to purchase
688.16 shares. As part of the December 1990 refinancing, the Company exercised its option in full and paid for said shares by reducing the amounts due under the respective Stockholder Notes to the amounts currently outstanding as set forth below.
     In September 1993, the Company purchased all the shares of Common Stock owned by the obligors of the Stockholders Notes other than Messrs. Bradley and Poole. In connection with the Company's purchase of such shares, Messrs. Bradley and Poole assumed the obligations of such former stockholders under their respective Stockholder Notes. The amount outstanding at December 31, 1996 under (i) Mr. Bradley's Stockholder Note was $643,166, (ii) Mr. Poole's Stockholder Note was $206,704, and (iii) the two other Stockholder Notes assumed by Messrs. Bradley and Poole was $150,874.


Bradley Guarantees

     The Availability C Component of the Revolving Credit Facility is guaranteed by Mr. Bradley. Mr. Poole has agreed with Mr. Bradley to assume one third of this guarantee. In consideration of this guarantee, the Company agreed to pay Mr. Bradley and Mr. Poole a total guarantee fee equal to 5% per annum on the outstanding principal amount of the Advances (as defined in the Loan Agreement) under the Availability C Component. During 1996, the Company paid guarantee fees to Mr. Bradley and Mr. Poole of $31,289 and $15,644, respectively. In addition, Mr. Bradley guaranteed $4 million of borrowings under the Loan Agreement that the Company incurred in connection with the investment in Reunion common stock. The guarantee was amended on October 18, 1995, to provide, among other things, that the amount of this supplemental guarantee be reduced to $1.5 million. No fees were payable by the Company to Mr. Bradley in connection with this guarantee. As of December 31, 1995, the balance of the Company's borrowings under the Revolving Credit Facility related to the investment in Reunion common stock had been repaid and the other conditions to Mr. Bradley's supplemental guarantee were satisfied, thereby releasing Mr. Bradley from any obligations thereunder.
     On August 12, 1991, Mr. Bradley agreed to guarantee up to $2 million under the Oneida Credit Facility. In connection with this guarantee, Oneida entered into a Subordinated Guaranty Fee Agreement (Subordinated Guaranty Fee Agreement) with Mr. Bradley. Pursuant to the Subordinated Guaranty Fee Agreement, Oneida agreed to pay Mr. Bradley a guarantee fee equal to 5% of the lesser of $2,000,000 or the actual outstanding principal balance under the Oneida Credit Facility from time to time. 40% of the guarantee fee was payable in equal monthly installments commencing on August 31, 1991 and 60% of the guarantee fee was payable on the date that both the Oneida Credit Facility and the OPC Signal Debt were fully paid. Mr. Bradley agreed to subordinate payment of the guarantee fee to the payment of the obligations under the Oneida Credit Facility. With the consent of Congress, Oneida paid Mr. Bradley $240,533 of accrued guarantee fees during 1994. During the 1995 period ended on September 14, 1995, no further payments under the Subordinated Guaranty Fee Agreement had been made and any amounts owing thereunder were part of the liabilities of Oneida upon its sale to Reunion.
     On March 31, 1994 in connection with the Company's acquisition of Oneida, Mr. Bradley and SPI agreed to guarantee the obligations of Oneida pursuant to the promissory note issued by Oneida on March 31, 1994 to GE in the original principal amount of $687,500 (GE Note). The GE Note bore interest at 7% and matured on June 30, 1995. Oneida repaid the note through monthly principal and interest payments. Oneida agreed to pay Mr. Bradley a guarantee fee of 2.5% per annum on the outstanding balance of the GE Note. With the consent of Congress, Oneida paid Mr. Bradley $5,000 of these accrued guarantee fees in 1994. During the 1995 period ended on September 14, 1995, no further payments under this guaranty agreement had been made and any amounts owing thereunder were part of the liabilities of Oneida upon its sale to Reunion.

CPS Leasing, Inc.

In February 1997, the Company entered into an operating lease agreement with CPS Leasing, Inc., a company owned 80% by CPS and 20% by Mr. Bradley Jr., to lease a machining center for Alliance with a cost of $143,600. The terms of the lease include sixty monthly payments aggregating $161,006 and an option to purchase the equipment at fair market value at the end of the lease term. In March 1997, the Company received a commitment from CPS Leasing to enter into an operating lease of a computer system for Hanna with a cost of $61,667. The terms of the proposed lease include thirty-six monthly payments aggregating $62,830 and an option to purchase the system at fair market value at the end of the lease term. The Company has entered and intends to continue to enter into various operating leases in the course of its normal operations. Such future leases may involve CPS Leasing.


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)  Financial Statements

               1. The following financial statements are included in this Annual Report on Form 10-K as part of Part II, Item 8, and are incorporated by reference herein:

                                                                      Page No.
                                                                      --------

Report of Independent Accountants                                        26


Consolidated Balance Sheet as of December 31, 1996 and 1995              27


Consolidated Statement of Income for the years
  ended December 31, 1996, 1995 and 1994                                 28


Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                                 29


Notes to Consolidated Financial Statements                               30



          (b)  Reports on Form 8-K

               None filed by the Registrant during 1996.

          (c)  Exhibits

               The following exhibits are filed herewith in accordance with
Item 601 of Regulation S-K:


Exhibit No.     Exhibit Description
-----------     -------------------

   2.1(a) Loan and Pledge Agreement, dated as of November 13, 1990, made by Auto-Lok Holdings, Inc. to Chatwins Group, Inc.

   2.2(a) Notice of Exercise, dated April 27, 1993, from Chatwins Group, Inc. to Auto-Lok Holdings, Inc.

   2.3(a) Certificate of Ownership and Merger merging Auto-Lok, Inc. with and into Chatwins Group, Inc. filed with the Secretary of State of the State of Delaware on and effective as of May 4, 1993.

   2.4(e) Stock Purchase Agreement, dated as of December 1, 1993, among Chatwins Group, Inc., BKO Industries, Inc. and William J. Kral.

   2.5(b) Schedules attached to Stock Purchase Agreement, dated as of December 1, 1993, among Chatwins Group, Inc., BKO
                Industries, Inc. and William J. Kral:

                Schedule 2.1(a) - Corporate Organization
                Schedule 2.1(c) - No Conflicts
                Schedule 2.1(d) - Capitalization
                Schedule 2.1(f) - Broker's or Finder's Fees
                Schedule 2.1(g) - Investments
                Schedule 2.1(h) - Financial Statements
                Schedule 2.1(i) - Absence of Certain Changes or Events
                Schedule 2.1(j) - Management and Employees
                Schedule 2.1(k)(i) - Land
                Schedule 2.1(d)(ii) - Permitted Owned Real Property Exceptions
                Schedule 2.1(k)(iii) - Leased Real Property
                Schedule 2.1(k)(iv) - Real Property Permits
                Schedule 2.1(k)(v) - Loan Documents
                Schedule 2.1(k)(vi) - Assessed Valuation
                Schedule 2.1(k)(vii) - Encroachments
                Schedule 2.1(l) - Liens of Equipment, Etc.
                Schedule 2.1(m) - Condition of Assets
                Schedule 2.1(n) - Insurance
                Schedule 2.1(o) - Trademarks and Patents
                Schedule 2.1(p) - Contracts
                Schedule 2.1(p)(vi) - Employment Agreements
                Schedule 2.1(p)(viii) - Contracts for Services
                Schedule 2.1(p)(ix) - Environmental Matters
                Schedule 2.1(p)(xi) - Union Contracts
                Schedule 2.1(p)(xii) - Employee Benefits/Policy
                Schedule 2.1(p)(xiii) - Open Sales Order Exceeding $50,000
                Schedule 2.1(q) - Compliance with Contracts
                Schedule 2.1(r) - Litigation
                Schedule 2.1(s) - Compliance with Laws

                Schedule 2.1(t) - Benefit Plans
                Schedule 2.1(u) - Licenses
                Schedule 2.1(v) - Transactions with Affiliates
                Schedule 2.1(x) - Depositories
                Schedule 2.1(y) - Employment-Related Matters
                Schedule 2.1(z) - Tax Matters
                Schedule 2.1(aa) - Customers and Suppliers
                Schedule 2.1(ab) - Environmental Matters

   2.6(e) Plan and Agreement of Merger, dated December 20, 1993, merging Arrowhead Grating & Metalworks, Inc. with and into Chatwins Group, Inc. filed with the Secretary of State of the State of Delaware.

   2.7(e) Articles of Merger of Arrowhead Grating & Metalworks, Inc., dated December 20, 1993, filed with the Secretary of State of the State of Missouri.

   2.8(d) Stock Purchase Agreement, dated March 31, 1994, between Chatwins Group, Inc. and Oneida Products Corp.

   2.9(d) Stock Purchase Agreement, dated March 31, 1994, between Chatwins Group, Inc. and Stanwich Partners, Inc.

   2.10(d) Stock Purchase Agreement, dated March 31, 1994, between Chatwins Group, Inc. and Stanwich Oil & Gas, Inc.

   2.11(f) Stock Purchase Agreement, dated August 25, 1994, among Chatwins Group, Inc., Melody Brooks Dill, T.J. Brooks, Jonathan C. Dill and Melody Brooks Dill as Trustees of The Jonathan Brooks Dill 1992 Trust and Melody Brooks Dill as custodian for Jonathan B. Dill under the Wisconsin Uniform Transfers to Minors Act.

   2.12(f) Asset Purchase Agreement, dated September 30, 1994, between Chatwins Group, Inc. and F P M, L.P., a Delaware limited partnership.

   2.13(i) Stock Purchase Agreement, dated June 20, 1995, between Chatwins Group, Inc. and Parkdale Holdings Corporation, N.V.

   2.14(j) Stock Purchase Agreement, dated September 14, 1995, between Chatwins Holdings, Inc. and Reunion Resources Company.

   3.1(a)       Restated Certificate of Incorporation of Chatwins Group, Inc.

   3.2(a) Certificate of Retirement of Class E Preferred Stock filed with the Secretary of State of the State of Delaware on and effective as of May 3, 1993.

   3.3(a)       By-laws of Chatwins Group, Inc.

   4.1(e) Loan and Security Agreement dated March 4, 1994, by and between Congress Financial Corporation and Chatwins Group, Inc.

   4.2(a) Specimen Share Certificate representing Chatwins Group, Inc.'s Common Stock, par value $0.01 per share.

   4.3(a) Purchase Agreement, dated April 22, 1993, by and between Chatwins Group, Inc. and Bear, Stearns & Co. Inc.

   4.4(a) Indenture, dated as of May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of Boston, as trustee.

   4.5(a) Global Note No. 1, dated as of May 3, 1993, issued by Chatwins Group, Inc. to The Depository Trust Company and registered in the name of Cede & Co. in the principal amount of $49,000,000.

   4.6(a) Senior Note No. 2, dated May 3, 1993, issued by Chatwins Group, Inc. to Streamview & Co. in the principal amount of $1,000,000.

   4.7(a) Form of Certificated Senior Notes issued pursuant to the Indenture, dated May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of Boston.

   4.8(a) Warrant Agreement, dated as of May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of Boston, as warrant agent.

   4.9(a) Global Warrant No. 1, dated as of May 3, 1993, issued by Chatwins Group, Inc. to The Depository Trust Company and registered in the name of Cede & Co. for 49,000 Warrants.

   4.10(a) Warrant No. 2, dated May 3, 1993, issued by Chatwins Group, Inc. to Streamview & Co. for 1,000 Warrants.

   4.11(a) Form of Certificated Warrants issued pursuant to the Warrant Agreement, by and between Chatwins Group, Inc. and The First National Bank of Boston, as warrant agent.

   4.12(a) Exchange and Registration Rights Agreement, dated as of May 1, 1993, by and between Chatwins Group, Inc. and Bear, Stearns & Co. Inc.

   4.13(e) Availability A Component note, dated March 4, 1994, issued by Chatwins Group, Inc. to Congress Financial Corporation, in the principal amount of $20,000,000.

   4.14(e) Availability C Component Note, dated March 4, 1994, issued by Chatwins Group, Inc. to Congress Financial Corporation, in the principal amount of $1,000,000.

   4.15(a) Loan Agreement, dated as of May 1, 1981, by and between Orem City, Utah and Klemp Corporation relating to $680,000 Orem City, Utah Industrial Development Revenue Bonds, Series A (Klemp Corporation Project).

   4.16(a) Promissory Note, dated May 5, 1981, from Klemp Corporation to Orem City, Utah in the principal amount of $680,000 due May 1, 2001.

   4.17(a) Promissory Note, dated June 30, 1989, issued by Alli Acquisition Corp. to the Pension Benefit Guaranty Corporation, with guarantee of Chatwins Group, Inc. annexed thereto.

   4.18(a) Note Payment Agreement, dated as of June 26, 1989, between Alli Acquisition Corp. and the Pension Benefit Guaranty Corporation.

   4.19(c) Availability B Component Note, dated April 1, 1994, issued by Chatwins Group, Inc. to Congress Financial Corporation, in the principal amount of $800,000.

   4.20(a) Non-Negotiable Promissory Note, dated January 9, 1989, issued by Chatwins Group, Inc. to John P. Nasci in the principal amount of $600,000.

   4.21(a) Form of Promissory Note, dated May 3, 1993, issued by Chatwins Group, Inc. to certain management employees in connection with termination of Chatwins Group, Inc.'s performance unit plans.

   4.22(a) Form of Senior Exchange Note to be issued pursuant the Indenture, dated May 1, 1993, by and between Chatwins Group, Inc. and The First National Bank of Boston, as trustee.

   4.23(l) Amendment No. 5 to Loan and Security Agreement dated May 1, 1996, between Chatwins Group, Inc. and Congress Financial Corporation.

   4.24(l) Third Amended and Restated Availability A Promissory Note by Chatwins Group, Inc. payable to Congress Financial Corporation in the principal amount of $27,500,000.

   4.25(o) Amendment No. 6 to Loan and Security Agreement dated November 1, 1996, between Chatwins Group, Inc. and Congress Financial Corporation.

   4.26         Intentionally Left Blank.

   4.27(i) Promissory Note of Chatwins Group, Inc. in the principal amount of $5,800,000 issued to Parkdale Holdings Corporation, N.V.

   4.28(i) Guaranty, dated June 20, 1995, from Charles E. Bradley, Sr. to and in favor of Parkdale Holdings Corporation, N.V.

   4.29(i) Promissory Note of Chatwins Group, Inc. in the principal amount of $200,000 issued to P. Dean Gesterkamp.

   4.30(i) Amendment No. 1 to Loan and Security Agreement and Consent, dated June 20, 1995, between Congress Financial Corporation and Chatwins Group, Inc.

   4.31(i) Amended and Restated Availability A Promissory Note by Chatwins Group, Inc., payable to Congress Financial Corporation in the principal amount of $26,000,000.

   4.32(i) First Supplemental Indenture and Waiver of Covenants of Indenture between The First National Bank of Boston as trustee and Chatwins Group, Inc.

   4.33(i) Second Supplemental Indenture between Chatwins Group, Inc. and the Trustee.

   4.34(i)      Allonge to Senior Note.

   4.35(j) Amendment No. 2 to Loan and Security Agreement, dated September 14, 1995, between Chatwins Group, Inc. and Congress Financial Corporation.

   4.36(j) Allonge dated September 14, 1995 to Promissory Note of Chatwins Group, Inc. in the principal amount of $5,800,000 issued to Parkdale Holdings Corporation, N.V.

   4.37(k) Amendment No. 3 to Loan and Security Agreement dated October 18, 1995 between Chatwins Group, Inc. and Congress Financial Corporation.

   4.38(k) Second Amendment and Restated Availability A Promissory Note dated October 18, 1995 between Chatwins Group, Inc. and Congress Financial Corporation.

   4.39(m) Amendment No. 4 to Loan and Security Agreement dated December 29, 1995 between Chatwins Group, Inc. and Congress Financial Corporation.

   4.40(m) Second Allonge dated January 31, 1996 to Promissory Note of Chatwins Group, Inc. in the amount of $5,800,000 issued to Parkdale Holdings Corporation, N.V., purchased by
                Charles E. Bradley, Sr.

   4.41(m) Subordination Agreement dated February 2, 1996 between Chatwins Group, Inc. and Congress Financial Corporation.

   4.42(m) Notification Letter dated October 26, 1995 regarding purchase of Gesterkamp Note by Franklin Myers.

   10.1(a) Securities Pledge Agreement, dated May 1, 1993, among Chatwins Group, Inc., Charles E. Bradley, John G. Poole and The First National Bank of Boston.

   10.2(e) Guarantee, dated March 4, 1994, from Charles E. Bradley to Congress Financial Corporation.

   10.3         Intentionally left blank.

   10.4(e) Agreement, dated as of September 2, 1993, among Chatwins Group, Inc., Lawrence A. Siebert, Charles E. Bradley and John
                G. Poole.

   10.5(e) Agreement, dated as of September 2, 1993, among Chatwins Group, Inc., John S. Hall, Charles E. Bradley and John G. Poole.

   10.6(h) Collective Bargaining Agreement, dated March 6, 1995, by and between Arrowhead Grating & Metalworks, Inc. and International Union of Operating Engineers Local No. 6-6A-6B.

   10.7(n) Agreement, dated June 1, 1996, between CP Industries, Inc. and United Steelworkers of America on behalf of Local #1514-01.

   10.8(n) Agreement, dated June 1, 1996, between CP Industries, Inc. and United Steelworkers of America on behalf of Local #1514.

   10.9(a) Agreement, effective May 1, 1992, between Shopmen's Local Union No. 473 of the International Association of Bridge, Structural and Ornamental Iron Workers (Affiliated AFL-CIO) and Klemp Corporation.

   10.10(a) Consulting Agreement, dated and effective as of March 31, 1993, between Chatwins Group, Inc. and Stanwich Partners, Inc.

   10.11(a) Amendment No. 1 to Consulting Agreement, dated as of April 16, 1993, between Chatwins Group, Inc. and Stanwich Partners, Inc.

   10.12 -
   10.15        Intentionally left blank.

   10.16(a) Asset Purchase Agreement, dated as of June 26, 1989, among The Alliance Machine Company, Alli Acquisition Corp., George S. Hofmeister and Christopher Sause.

   10.17(a) Amendment to Asset Purchase Agreement, dated June 30, 1989, among The Alliance Machine Company, George S. Hofmeister, Christopher Sause and Alli Acquisition Corp.

   10.18(a) Letter Agreement, dated June 30, 1989, among Alli Acquisition, George S. Hofmeister and Christopher Sause.

   10.19(a) Reimbursement and Loan Agreement, dated April 19, 1990 between Robinson Incorporated and Chatwins Group, Inc.

   10.20(a) Amended and Restated Promissory Note, dated April 19, 1990, issued by Robinson Incorporated to Chatwins Group, Inc., in the original principal amount of $500,000.

   10.21(a) Amended and Restated Promissory Note, dated August 15, 1990, issued by Robinson Incorporated to Chatwins Group, Inc., in the original principal amount of $300,000.

   10.22(a) Option Agreement, dated December 12, 1990, between Stanwich Partners, Inc. and Chatwins Group, Inc.

   10.23(a) Promissory Note, dated December 12, 1990, issued by CGI Investment Corp. to Chatwins Group, Inc., in the original principal amount of $1,500,000.

   10.24(a) Letter regarding Release of Security Interest, Subordination and Payment Instructions, dated May 3, 1993, from TCW Capital and TCW Special Placement Fund III.

   10.25(a) Letter Agreement, dated December 12, 1990, among Chatwins Group, Inc., CGI Investment Corp., Stanwich Partners, Inc., Lawrence A. Siebert, John G. Poole, Charles E. Bradley, TCW Special Placements Fund II, TCW Capital, TCW Special Placements Fund III and TCW Capital.

   10.26(a) Letter Agreement dated April 16, 1990, among Chatwins Group, Inc., CGI Investment Corp., Lawrence A. Siebert, John G. Poole, Charles E. Bradley, Stanwich Partners, Inc. and TCW Special Placements Fund III.

   10.27(a) Promissory Note, dated January 15, 1988, issued by John G. Poole to Chatwins Group, Inc. in the original principal amount of $227,349.25.

   10.28(a) Promissory Note, dated January 15, 1988, issued by Lawrence A. Siebert to Chatwins Group, Inc. in the original principal amount of $75,819.50.

   10.29(a) Promissory Note, dated January 15, 1988, issued by John S. Hall to Chatwins Group, Inc. in the original principal amount of $81,937.50.

   10.30(a) Promissory Note, dated January 15, 1988, issued by Charles E. Bradley to Chatwins Group, Inc. in the original principal amount of $707,394.

   10.31(a) Noncompetition Agreement, dated December 27, 1991, by and between Chatwins Group, Inc. and Lewis, Goetz and Company, Inc.

   10.32        Intentionally left blank.

   10.33(c) Lease Agreement, dated as of May 31, 1994, by and between RTF Properties, L.P. and Chatwins Group, Inc.

   10.34(m) Joint Venture Agreement dated November 27, 1995 between Chatwins Group, Inc. and Charles E. Bradley, Sr. regarding Purchase and Lease of certain Manufacturing Equipment.

   10.35(c) Letter Agreement, dated June 8, 1994, between Klemp Corporation Division of Chatwins Group, Inc. and Ferretera Sabe, S.A. terminating the Joint Venture Agreement, dated August 25, 1993, by and between Klemp Corporation Division of Chatwins Group, Inc. and Ferretera Sabe, S.A.

   10.36(m) Equipment Lease Agreement dated July 1, 1995 between Chatwins Group, Inc. and Rostone Corporation.

   10.37(o) Employment Agreement, dated as of August 1, 1996, between Chatwins Group, Inc. and Joseph C. Lawyer.

   10.38(m) Joint Venture Contract dated December 6, 1995 by and among China Metallurgical Import & Export Shanghai Company,
                Wang Gang Township Economic Development Corporation and Chatwins Group, Inc.

   10.39(a) Export Related Services Agreement, dated March 20, 1991, by and between CGI Sales Corporation and Chatwins Group, Inc.

   10.40(a) Foreign Trade Commission, Sale Lease and Services Agreement, dated March 20, 1991 by and between CGI Sales Corporation and Chatwins Group, Inc.

   10.41(e) Employment Agreement, dated as of December 1, 1993, by and between Chatwins Group, Inc. and William J. Kral.

   10.42        Intentionally left blank.

   10.43(m) Subordinated Promissory Note dated September 1, 1995 issued by Oneida Molded Plastics Corp. to Chatwins Group, Inc.

   10.44(n) Agreement, dated June 14, 1996, between The Alliance Machine Company and Local Union No. 2361 United Steelworkers of America AFL-CIO.

   10.45 -
   10.49        Intentionally left blank.

   10.50(m) Letter Agreement dated January 31, 1996 between Chatwins Group, Inc. and Charles E. Bradley, Sr. extending the maturity date of the Parkdale Note to June 30, 1996.

   10.51(n) Letter Agreement dated June 18, 1996, between Chatwins Group, Inc. and Charles E. Bradley, Sr., extending the maturity date of the Parkdale Note to December 31, 1996.

   10.52(n) Joint Venture Agreement by and among Klemp de Mexico, S.A. de C.V. and Consolidated Fabricators, Inc.

   10.53(n) Second Amendment dated March 25, 1996, to Lease Agreement dated May 31, 1994, between RTF Properties, L.P. and Chatwins Group, Inc.

   10.54(n) Third Amendment dated June 10, 1996, to Lease Agreement dated May 31, 1994, between RTF Properties, L.P. and Chatwins Group, Inc.

   10.55 -
   10.61        Intentionally Left Blank.

   10.62(c) Chatwins Group, Inc. Long Term Incentive Plan, effective January 1, 1994.

   10.63(g) Indemnity Agreement, dated as of June 29, 1994, between Chatwins Group, Inc. and Charles E. Bradley.

   10.64(g) Form of Indemnity Agreement, between Chatwins Group, Inc. and each of Charles E. Bradley, Jr., Thomas L. Cassidy, Joseph C. Lawyer, James A. O'Donnell and John G. Poole.

   10.65(g) Form of Indemnity Agreement, between Chatwins Group, Inc. and each of Russell S. Carolus and John M. Froehlich.

   10.66(A)(f)  Employment Agreement, dated August 29, 1994, by and between
                T.J. Brooks Company, a Wisconsin corporation and Jonathan C.
                Dill.

   10.66*(B)(i) Stock Pledge Agreement, dated June 20, 1995, between Chatwins
                Group, Inc. and Parkdale Holdings Corporation N.V.

   10.67(i) Escrow Agreement, dated June 20, 1995, among Chatwins Group, Inc., Parkdale Holdings Corporation, N.V., Franklin Myers and IBJ Schroder.

   10.68*(i)    Irrevocable Proxy, dated June 20, 1995, between Chatwins
                Group, Inc. and Parkdale Holdings Corporation, N.V.

   10.69*(i)    Irrevocable Proxy, dated June 20, 1995, between Chatwins
                Group, Inc. and Franklin Myers.

   10.70(i) Letter Agreement, dated June 20, 1995, between Chatwins Group, Inc. and P. Dean Gesterkamp.

   10.71*(i)    Security Agreement, dated June 20, 1995, between Chatwins
                Group, Inc. and P. Dean Gesterkamp.

   10.72(i) Letter from Chatwins Group, Inc. to Wertheim Schroder Investment Services.

   10.73(i) Letter Agreement, dated June 20, 1995, between Chatwins Group, Inc. and Franklin Myers.

   10.74(i) Pledge and Security Agreement, dated June 20, 1995, between Congress Financial Corporation and Chatwins Group, Inc.

   10.75(i) Collateral Assignment in favor of Congress Financial Corporation executed by Chatwins Group, Inc.

   10.76(i) Amendment No. 1 of the Securities Pledge Agreement among Chatwins Group, Inc., Charles E. Bradley, Sr., John G. Poole and The First National Bank of Boston as collateral agent.

   10.77(j) Letter Agreement, dated September 4, 1995, between Chatwins Group, Inc. and Parkdale Holdings Corporation, N.V.

   10.78(j) Side Indemnity Letter Agreement, dated September 14, 1995, between Chatwins Group, Inc. and Reunion Resources Company.

   11.1         Statement of Computation of per Share Earnings.

   12.1         Statement of Computation of Ratios.

   21.1         Subsidiaries of Chatwins Group, Inc.

   27           Financial Data Schedule
_________________________

*Document dated June 20, 1995, pursuant to a letter agreement.

(a) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-63274) as filed on July 30, 1993.

(b) This Exhibit was not included in the Company's Annual Report on Form 10-K dated March 29, 1994 (Form 10-K) since it did not contain information which was material. The Company agrees to furnish supplementally this Exhibit to the Securities and Exchange Commission (Commission) upon request.

(c) Previously filed as an Exhibit to Post-effective Amendment No. 1 to this Registration Statement.

(d) Incorporated by reference from the Company's Current Report on Form 8-K dated April 13, 1994 and filed with the Commission on April 14, 1994.

(e) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 29, 1994 for the year ended December 31, 1993.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 11, 1994 for the quarterly period ended September 30, 1994.

(g) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 12, 1994 for the quarterly period ended June 30, 1994.

(h) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 29, 1995 for the year ended December 31, 1994.

(i) Incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1995 and filed with the Commission on July 3, 1995.

(j) Incorporated by reference from the Company's Current Report on Form 8-K dated September 28, 1995 and filed with the Commission on September 29, 1995.

(k) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 14, 1995 for the quarterly period ended September 30, 1995.

(l) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 2, 1996 for the quarterly period ended March 31, 1996.

(m) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 26, 1996 for the year ended December 31, 1995.

(n) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 12, 1996 for the quarterly period ended June 30, 1996.

(o) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 13, 1996 for the quarterly period ended September 30, 1996.

                               SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                                                CHATWINS GROUP, INC.


                                                By: /s/ Joseph C. Lawyer
                                                   ----------------------
                                                      Joseph C. Lawyer
                                                     President and Chief
                                                      Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 26th of March, 1997.

Signature                                           Title
---------                                           -----

/s/ Charles E. Bradley                Chairman of the Board and Director
---------------------------
    Charles E. Bradley


/s/ Joseph C. Lawyer                  President, Chief Executive Officer
---------------------------           and Director
    Joseph C. Lawyer


/s/ Thomas L. Cassidy                 Director
---------------------------
    Thomas L. Cassidy


/s/ John G. Poole                     Director
---------------------------
    John G. Poole


/s/ Charles E. Bradley, Jr.           Director
---------------------------
    Charles E. Bradley, Jr.


/s/ John M. Froehlich                 Vice President, Chief Financial Officer
---------------------------           and Treasurer (chief financial and
    John M. Froehlich                 accounting officer)

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 1997, appearing on page 26 of this Annual Report on Form 10-K of Chatwins Group, Inc., and its subsidiaries, also included an audit of the Financial Statement Schedule below. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 26, 1997


                             CHATWINS GROUP, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 1996:
Allowance for doubtful
  accounts              $  733      $  449    $   -       $  260 (2)    $  922
Product warranty           434         725        -          794 (3)       365
Accrued self insurance   1,255       1,804        -        1,892 (4)     1,167

  Year ended
    December 31, 1995:
Allowance for doubtful
  accounts              $  812      $  226    $(249)(5)   $   56 (2)    $  733
Product warranty           442         344        -          352 (3)       434
Accrued self insurance   1,322       1,629     (120)(5)    1,576 (4)     1,255

  Year ended
    December 31, 1994:
Allowance for doubtful
  accounts              $  613      $  453    $ 174 (1)   $  428 (2)    $  812
Product warranty           446         283        -          287 (3)       442
Accrued self insurance   1,356       1,622      188 (1)    1,844 (4)     1,322
_________________________

(1)  Purchase accounting adjustment for purchase of Oneida.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Product warranty claims honored during the year.
(4)  Self insurance payments made during the year.
(5)  Disposition of Oneida.

                               EXHIBIT INDEX

                                                                 Exhibit No.
                                                                 in Document
                                                     Sequential  Incorporated
Exhibit No.     Exhibit                                 Page     by Reference
-----------     -------                              ----------  ------------

   2.1(a)       Loan and Pledge Agreement, dated
                as of November 13, 1990, made by
                Auto-Lok Holdings, Inc. to Chatwins
                Group, Inc.                                           2.1

   2.2(a)       Notice of Exercise, dated April 27,
                1993, from Chatwins Group, Inc.
                to Auto-Lok Holdings, Inc.                            2.2

   2.3(a)       Certificate of Ownership and Merger
                merging Auto-Lok, Inc. with and into
                Chatwins Group, Inc. filed with the
                Secretary of State of the State of
                Delaware on and effective as of
                May 4, 1993.                                          2.3

   2.4(e)       Stock Purchase Agreement, dated
                as of December 1, 1993, among
                Chatwins Group, Inc., BKO Industries,
                Inc. and William J. Kral.                             2.4

   2.5(b)       Schedules attached to Stock Purchase
                Agreement, dated as of December 1,
                1993, among Chatwins Group, Inc., BKO
                Industries, Inc. and William J. Kral:                 2.5

                2.1(a) - Corporate Organization
                2.1(c) - No Conflicts
                2.1(d) - Capitalization
                2.1(f) - Broker's or Finder's Fees
                2.1(g) - Investments
                2.1(h) - Financial Statements
                2.1(i) - Absence of Certain
                         Changes or Events
                2.1(j) - Management and Employees
                2.1(k)(i) - Land
                2.1(d)(ii) - Permitted Owned Real
                             Property Exceptions
                2.1(k)(iii) - Leased Real Property
                2.1(k)(iv) - Real Property Permits
                2.1(k)(v) - Loan Documents
                2.1(k)(vi) - Assessed Valuation
                2.1(k)(vii) - Encroachments
                2.1(l) - Liens of Equipment, Etc.
                2.1(m) - Condition of Assets
                2.1(n) - Insurance
                2.1(o) - Trademarks and Patents
                2.1(p) - Contracts
                2.1(p)(vi) - Employment Agreements

                2.1(p)(viii) - Contracts for Services
                2.1(p)(ix) - Environmental Matters
                2.1(p)(xi) - Union Contracts
                2.1(p)(xii) - Employee Benefits/Policy
                2.1(p)(xiii) - Open Sales Order
                               Exceeding $50,000
                2.1(q) - Compliance with Contracts
                2.1(r) - Litigation
                2.1(s) - Compliance with Laws
                2.1(t) - Benefit Plans
                2.1(u) - Licenses
                2.1(v) - Transactions with Affiliates
                2.1(x) - Depositories
                2.1(y) - Employment-Related Matters
                2.1(z) - Tax Matters
                2.1(aa) - Customers and Suppliers
                2.1(ab) - Environmental Matters

   2.6(e)       Plan and Agreement of Merger, dated
                December 20, 1993, merging Arrowhead
                Grating & Metalworks, Inc. with and
                into Chatwins Group, Inc. filed with
                the Secretary of State of the State
                of Delaware.                                          2.6

   2.7(e)       Articles of Merger of Arrowhead Grating
                & Metalworks, Inc., dated December 20,
                1993, filed with the Secretary of State
                of the State of Missouri.                             2.7

   2.8(d)       Stock Purchase Agreement, dated March
                31, 1994, between Chatwins Group, Inc.
                and Oneida Products Corp.                             2.8

   2.9(d)       Stock Purchase Agreement, dated March
                31, 1994, between Chatwins Group, Inc.
                and Stanwich Partners, Inc.                           2.9

   2.10(d)      Stock Purchase Agreement, dated March
                31, 1994, between Chatwins Group,
                Inc. and Stanwich Oil & Gas, Inc.                     2.10

   2.11(f)      Stock Purchase Agreement, dated
                August 25, 1994, among Chatwins Group,
                Inc., Melody Brooks Dill, T.J. Brooks,
                Jonathan C. Dill and Melody Brooks Dill
                as Trustees of The Jonathan Brooks Dill
                1992 Trust and Melody Brooks Dill as
                custodian for Jonathan B. Dill under
                the Wisconsin Uniform Transfers to
                Minors Act.                                           2.11

   2.12(f)      Asset Purchase Agreement, dated
                September 30, 1994, between Chatwins
                Group, Inc. and F P M, L.P., a Delaware
                limited partnership.                                  2.12

   2.13(i)      Stock Purchase Agreement, dated June 20,
                1995, between Chatwins Group, Inc. and
                Parkdale Holdings Corporation, N.V.                   2.13

   2.14(j)      Stock Purchase Agreement, dated
                September 14, 1995, between Chatwins
                Holdings, Inc. and Reunion Resources
                Company.                                              2.14

   3.1(a)       Restated Certificate of Incorporation
                of Chatwins Group, Inc.                               3.1

   3.2(a)       Certificate of Retirement of Class E
                Preferred Stock filed with the
                Secretary of State of the State of
                Delaware effective as of May 3, 1993.                 3.2

   3.3(a)       By-laws of Chatwins Group, Inc.                       3.3

   4.1(e)       Loan and Security Agreement dated
                March 4, 1994, by and between Congress
                Financial Corporation and Chatwins
                Group, Inc.                                           4.1

   4.2(a)       Specimen Share Certificate representing
                Chatwins Group, Inc.'s Common Stock,
                par value $0.01 per share.                            4.2

   4.3(a)       Purchase Agreement, dated April 22,
                1993, by and between Chatwins Group,
                Inc. and Bear, Stearns & Co. Inc.                     4.3

   4.4(a)       Indenture, dated as of May 1, 1993,
                by and between Chatwins Group, Inc.
                and The First National Bank of Boston,
                as trustee.                                           4.4

   4.5(a)       Global Note No. 1, dated as of May 3,
                1993, issued by Chatwins Group, Inc.
                to The Depository Trust Company and
                registered in the name of Cede & Co.
                in the principal amount of $49,000,000.               4.5

   4.6(a)       Senior Note No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. in the principal
                amount of $1,000,000.                                 4.6

   4.7(a)       Form of Certificated Senior Notes
                issued pursuant to the Indenture,
                dated May 1, 1993, by and between
                Chatwins Group, Inc. and The First
                National Bank of Boston.                              4.7

   4.8(a)       Warrant Agreement, dated as of May 1,
                1993, by and between Chatwins Group,
                Inc. and The First National Bank of
                Boston, as warrant agent.                             4.8

   4.9(a)       Global Warrant No. 1, dated as of
                May 3, 1993, issued by Chatwins Group,
                Inc. to The Depository Trust Company
                and registered in the name of
                Cede & Co. for 49,000 Warrants.                       4.9

   4.10(a)      Warrant No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. for 1,000 Warrants.                  4.10

   4.11(a)      Form of Certificated Warrants issued
                pursuant to the Warrant Agreement, by
                and between Chatwins Group, Inc. and
                The First National Bank of Boston,
                as warrant agent.                                     4.11

   4.12(a)      Exchange and Registration Rights
                Agreement, dated as of May 1, 1993,
                by and between Chatwins Group, Inc.
                and Bear, Stearns & Co. Inc.                          4.12

   4.13(e)      Availability A Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $20,000,000.                                       4.13

   4.14(e)      Availability C Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $1,000,000.                                        4.14

   4.15(a)      Loan Agreement, dated as of May 1,
                1981, by and between Orem City, Utah
                and Klemp Corporation relating to
                $680,000 Orem City, Utah Industrial
                Development Revenue Bonds, Series A
                (Klemp Corporation Project).                          4.15

   4.16(a)      Promissory Note, dated May 5, 1981,
                from Klemp Corporation to Orem City,
                Utah in the principal amount of
                $680,000 due May 1, 2001.                             4.16

   4.17(a)      Promissory Note, dated June 30, 1989,
                issued by Alli Acquisition Corp. to
                the Pension Benefit Guaranty
                Corporation, with guarantee of Chatwins
                Group, Inc. annexed thereto.                          4.17

   4.18(a)      Note Payment Agreement, dated as of
                June 26, 1989, between Alli Acquisition
                Corp. and the Pension Benefit Guaranty
                Corporation.                                          4.18

   4.19(c)      Availability B Component Note, dated
                April 1, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $800,000.                                          4.19

   4.20(a)      Non-Negotiable Promissory Note, dated
                January 9, 1989, issued by Chatwins
                Group, Inc. to John P. Nasci in the
                principal amount of $600,000.                         4.20

   4.21(a)      Form of Promissory Note, dated May 3,
                1993, issued by Chatwins Group, Inc.
                to certain management employees in
                connection with termination of Chatwins
                Group, Inc.'s performance unit plans.                 4.21

   4.22(a)      Form of Senior Exchange Note to be
                issued pursuant the Indenture, dated
                May 1, 1993, by and between Chatwins
                Group, Inc. and The First National
                Bank of Boston, as trustee.                           4.22

   4.23(l)      Amendment No. 5 to Loan and Security
                Agreement dated May 1, 1996, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.23

   4.24(l)      Third Amended and Restated
                Availability A Promissory Note
                by Chatwins Group, Inc. payable
                to Congress Financial Corporation
                in the principal amount of $27,500,000.               4.24

   4.25(o)      Amendment No. 6 to Loan and Security
                Agreement dated November 1, 1996,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.25

   4.26         Intentionally Left Blank.

   4.27(i)      Promissory Note of Chatwins Group,
                Inc. in the principal amount of
                $5,800,000 issued to Parkdale
                Holdings Corporation, N.V.                            4.27

   4.28(i)      Guaranty, dated June 20, 1995, from
                Charles E. Bradley, Sr. to and in favor
                of Parkdale Holdings Corporation, N.V.                4.28

   4.29(i)      Promissory Note of Chatwins Group, Inc.
                in the principal amount of $200,000
                issued to P. Dean Gesterkamp.                         4.29

   4.30(i)      Amendment No. 1 to Loan and Security
                Agreement and Consent, dated June 20,
                1995, between Congress Financial
                Corporation and Chatwins Group, Inc.                  4.30

   4.31(i)      Amended and Restated Availability A
                Promissory Note by Chatwins Group,
                Inc., payable to Congress Financial
                Corporation in the principal amount
                of $26,000,000.                                       4.31

   4.32(i)      First Supplemental Indenture and Waiver
                of Covenants of Indenture between The
                First National Bank of Boston as
                trustee and Chatwins Group, Inc.                      4.32

   4.33(i)      Second Supplemental Indenture between
                Chatwins Group, Inc. and the Trustee.                 4.33

   4.34(i)      Allonge to Senior Note.                               4.34

   4.35(j)      Amendment No. 2 to Loan and Security
                Agreement dated September 14, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.35

   4.36(j)      Allonge to Promissory Note of Chatwins
                Group, Inc. in the principal amount of
                $5,800,000 issued to Parkdale Holdings
                Corporation, N.V.                                     4.36

   4.37(k)      Amendment No. 3 to Loan and Security
                Agreement, dated October 18, 1995,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.37

   4.38(k)      Second Amended and Restated
                Availability A Promissory Note,
                dated October 18, 1995, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.38

   4.39(m)      Amendment No. 4 to Loan and Security
                Agreement dated December 29, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.39

   4.40(m)      Second Allonge dated January 31, 1996
                to Promissory Note of Chatwins Group,
                Inc. in the amount of $5,800,000 issued
                to Parkdale Holdings Corporation, N.V.,
                purchased by Charles E. Bradley, Sr.                  4.40

   4.41(m)      Subordination Agreement dated February
                2, 1996 between Chatwins Group, Inc.
                and Congress Financial Corporation.                   4.41

   4.42(m)      Notification Letter dated October 26,
                1995 regarding purchase of Gesterkamp
                Note by Franklin Myers.                               4.42

   10.1(a)      Securities Pledge Agreement, dated May
                1, 1993, among Chatwins Group, Inc.,
                Charles E. Bradley, John G. Poole and
                The First National Bank of Boston.                   10.1

   10.2(e)      Guarantee, dated March 4, 1994, from
                Charles E. Bradley to Congress
                Financial Corporation.                               10.2

   10.3         Intentionally left blank.

   10.4(e)      Agreement, dated as of September 2,
                1993, among Chatwins Group, Inc.,
                Lawrence A. Siebert, Charles E. Bradley
                and John G. Poole.                                   10.4

   10.5(e)      Agreement, dated as of September 2,
                1993, among Chatwins Group, Inc.,
                John S. Hall, Charles E. Bradley
                and John G. Poole.                                   10.5

   10.6(h)      Collective Bargaining Agreement,
                dated March 6, 1995, by and between
                Arrowhead Grating & Metalworks, Inc.
                and International Union of Operating
                Engineers Local No. 6-6A-6B.                         10.6

   10.7(n)      Agreement, dated June 1, 1996, between
                CP Industries, Inc. and United
                Steelworkers of America on behalf of
                Local #1514-01.                                      10.7

   10.8(n)      Agreement, dated June 1, 1996, between
                CP Industries, Inc. and United
                Steelworkers of America on behalf of
                Local #1514.                                         10.8

   10.9(a)      Agreement, effective May 1, 1992,
                between Shopmen's Local Union No. 473
                of the International Association of
                Bridge, Structural and Ornamental
                Iron Workers (Affiliated AFL-CIO)
                and Klemp Corporation.                               10.9

   10.10(a)     Consulting Agreement, dated and
                effective as of March 31, 1993, between
                Chatwins Group, Inc. and Stanwich
                Partners, Inc.                                       10.10

   10.11(a)     Amendment No. 1 to Consulting
                Agreement, dated as of April 16, 1993,
                between Chatwins Group, Inc. and
                Stanwich Partners, Inc.                              10.11

   10.12 -
   10.15        Intentionally left blank.

   10.16(a)     Asset Purchase Agreement, dated as of
                June 26, 1989, among The Alliance
                Machine Company, Alli Acquisition
                Corp., George S. Hofmeister and
                Christopher Sause.                                   10.16

   10.17(a)     Amendment to Asset Purchase Agreement,
                dated June 30, 1989, among The Alliance
                Machine Company, George S. Hofmeister,
                Christopher Sause and Alli Acquisition
                Corp.                                                10.17

   10.18(a)     Letter Agreement, dated June 30, 1989,
                among Alli Acquisition, George S.
                Hofmeister and Christopher Sause.                    10.18

   10.19(a)     Reimbursement and Loan Agreement, dated
                April 19, 1990 between Robinson
                Incorporated and Chatwins Group, Inc.                10.19

   10.20(a)     Amended and Restated Promissory Note,
                dated April 19, 1990, issued by
                Robinson Incorporated to Chatwins
                Group, Inc., in the original principal
                amount of $500,000.                                  10.20

   10.21(a)     Amended and Restated Promissory Note,
                dated August 15, 1990, issued by
                Robinson Incorporated to Chatwins
                Group, Inc., in the original principal
                amount of $300,000.                                  10.21

   10.22(a)     Option Agreement, dated December 12,
                1990, between Stanwich Partners, Inc.
                and Chatwins Group, Inc.                             10.22

   10.23(a)     Promissory Note, dated December 12,
                1990, issued by CGI Investment Corp. to
                Chatwins Group, Inc., in the original
                principal amount of $1,500,000.                      10.23

   10.24(a)     Letter regarding Release of Security
                Interest, Subordination and Payment
                Instructions, dated May 3, 1993, from
                TCW Capital and TCW Special Placement
                Fund III.                                            10.24

   10.25(a)     Letter Agreement, dated December 12,
                1990, among Chatwins Group, Inc., CGI
                Investment Corp., Stanwich Partners,
                Inc., Lawrence A. Siebert, John G.
                Poole, Charles E. Bradley, TCW Special
                Placements Fund II, TCW Capital,
                TCW Special Placements Fund III
                and TCW Capital.                                     10.25

   10.26(a)     Letter Agreement dated April 16, 1990,
                among Chatwins Group, Inc., CGI
                Investment Corp., Lawrence A. Siebert,
                John G. Poole, Charles E. Bradley,
                Stanwich Partners, Inc. and TCW Special
                Placements Fund III.                                 10.26

   10.27(a)     Promissory Note, dated January 15, 1988,
                issued by John G. Poole to Chatwins
                Group, Inc. in the original principal
                amount of $227,349.25.                               10.27

   10.28(a)     Promissory Note, dated January 15, 1988,
                issued by Lawrence A. Siebert to Chatwins
                Group, Inc. in the original principal
                amount of $75,819.50.                                10.28

   10.29(a)     Promissory Note, dated January 15, 1988,
                issued by John S. Hall to Chatwins Group,
                Inc. in the original principal amount
                of $81,937.50.                                       10.29

   10.30(a)     Promissory Note, dated January 15, 1988,
                issued by Charles E. Bradley to Chatwins
                Group, Inc. in the original principal
                amount of $707,394.                                  10.30

   10.31(a)     Noncompetition Agreement, dated December
                27, 1991, by and between Chatwins Group,
                Inc. and Lewis, Goetz and Company, Inc.              10.31

   10.32        Intentionally left blank.

   10.33(c)     Lease Agreement, dated May 31, 1994, by
                and between RTF Properties, L.P. and
                Chatwins Group, Inc.                                 10.33

   10.34(m)     Joint Venture Agreement dated November
                27, 1995 between Chatwins Group, Inc.
                and Charles E. Bradley, Sr. regarding
                Purchase and Lease of certain
                Manufacturing Equipment.                             10.34

   10.35(c)     Letter Agreement, dated June 8, 1994,
                between Klemp Corporation Division of
                Chatwins Group, Inc. and Ferretera
                Sabe, S.A. terminating the Joint
                Venture Agreement, dated August 25,
                1993, by and between Klemp Corporation
                Division of Chatwins Group, Inc. and
                Ferretera Sabe, S.A.                                 10.35

   10.36(m)     Equipment Lease Agreement dated July
                1, 1995 between Chatwins Group, Inc.
                and Rostone Corporation.                             10.36

   10.37(o)     Employment Agreement, dated as of
                August 1, 1996 between Chatwins
                Group, Inc. and Joseph C. Lawyer.                    10.37

   10.38(m)     Joint Venture Contract dated December
                6, 1995 by and among China
                Metallurgical Import & Export Shanghai
                Company, Wang Gang Township Economic
                Development Corporation and
                Chatwins Group, Inc.                                 10.38

   10.39(a)     Export Related Services Agreement,
                dated March 20, 1991, by and between
                CGI Sales Corporation and Chatwins
                Group, Inc.                                          10.39

   10.40(a)     Foreign Trade Commission, Sale Lease
                and Services Agreement, dated March 20,
                1991 by and between CGI Sales
                Corporation and Chatwins Group, Inc.                 10.40

   10.41(e)     Employment Agreement, dated as of
                December 1, 1993, by and between
                Chatwins Group, Inc. and William J. Kral.            10.41

   10.42        Intentionally left blank.

   10.43(m)     Subordinated Promissory Note dated
                September 1, 1995 issued by Oneida
                Molded Plastics Corp. to Chatwins
                Group, Inc.                                          10.43

   10.44(n)     Agreement, dated June 14, 1996, between
                The Alliance Machine Company and Local
                Union No. 2361 United Steelworkers of
                America AFL-CIO.                                     10.44

   10.45 -
   10.49        Intentionally left blank.

   10.50(m)     Letter Agreement dated January 31, 1996
                between Chatwins Group, Inc. and
                Charles E. Bradley, Sr. extending the
                maturity date of the Parkdale Note
                to June 30, 1996.                                    10.50

   10.51(n)     Letter Agreement dated June 18, 1996,
                between Chatwins Group, Inc. and
                Charles E. Bradley, Sr., extending
                the maturity date of the Parkdale
                Note to December 31, 1996.                           10.51

   10.52(n)     Joint Venture Agreement by and among
                Klemp de Mexico, S.A. de C.V. and
                Consolidated Fabricators, Inc.                       10.52

   10.53(n)     Second Amendment dated March 25, 1996,
                to Lease Agreement dated May 31, 1994,
                between RTF Properties, L.P. and
                Chatwins Group, Inc.                                 10.53

   10.54(n)     Third Amendment dated June 10, 1996,
                to Lease Agreement dated May 31, 1994,
                between RTF Properties, L.P. and
                Chatwins Group, Inc.                                 10.54

   10.55 -
   10.61        Intentionally Left Blank.

   10.62(c)     Chatwins Group, Inc. Long Term
                Incentive Plan, effective January 1,
                1994.                                                10.62

   10.63(g)     Indemnity Agreement, dated as of June
                29, 1994, between Chatwins Group, Inc.
                and Charles E. Bradley.                              10.63

   10.64(g)     Form of Indemnity Agreement, between
                Chatwins Group, Inc. and each of
                Charles E. Bradley, Jr., Thomas L.
                Cassidy, Joseph C. Lawyer, James A.
                O'Donnell and John G. Poole.                         10.64

   10.65(g)     Form of Indemnity Agreement, between
                Chatwins Group, Inc. and each of
                Russell S. Carolus and John M. Froehlich.            10.65

   10.66(A)(f)  Employment Agreement, dated August 29,
                1994, by and between T.J. Brooks
                Company, a Wisconsin corporation and
                Jonathan C. Dill.                                    10.66

   10.66*(B)(i) Stock Pledge Agreement, dated June 20,
                1995, between Chatwins Group, Inc.
                and Parkdale Holdings Corporation, N.V.              10.66

   10.67(i)     Escrow Agreement, dated June 20, 1995,
                among Chatwins Group, Inc., Parkdale
                Holdings Corporation, N.V., Franklin
                Myers and IBJ Schroder.                              10.67

   10.68*(i)    Irrevocable Proxy, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Parkdale Holdings Corporation, N.V.                  10.68

   10.69*(i)    Irrevocable Proxy, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Franklin Myers.                                      10.69

   10.70(i)     Letter Agreement, dated June 20, 1995,
                between Chatwins Group, Inc. and
                P. Dean Gesterkamp.                                  10.70

   10.71*(i)    Security Agreement, dated June 20,
                1995, between Chatwins Group, Inc. and
                P. Dean Gesterkamp.                                  10.71

   10.72(i)     Letter from Chatwins Group, Inc. to
                Wertheim Schroder Investment Services.               10.72

   10.73(i)     Letter Agreement, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Franklin Myers.                                      10.73

   10.74(i)     Pledge and Security Agreement, dated
                June 20, 1995, between Congress
                Financial Corporation and Chatwins
                Group, Inc.                                          10.74

   10.75(i)     Collateral Assignment in favor of
                Congress Financial Corporation
                executed by Chatwins Group, Inc.                     10.75

   10.76(i)     Amendment No. 1 of the Securities
                Pledge Agreement among Chatwins
                Group, Inc., Charles E. Bradley, Sr.,
                John G. Poole and The First National
                Bank of Boston as collateral agent.                  10.76

   10.77(j)     Letter Agreement, dated September 4,
                1995, between Chatwins Group, Inc.
                and Parkdale Holdings Corporation, N.V.              10.77

   10.78(j)     Side Indemnity Letter Agreement,
                dated September 14, 1995, between
                Chatwins Group, Inc. and Reunion
                Resources Company.                                   10.78

   11.1         Statement of Computation of
                per Share Earnings.                          94

   12.1         Statement of Computation of Ratios.          95

   21.1         Subsidiaries of Chatwins Group, Inc.         96

   27           Financial Data Schedule                      97
_________________________

* Document dated June 20, 1995 pursuant to a letter agreement.

(a) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (No. 33-63274) filed on July 30, 1993.

(b) This Exhibit was not included in the Company's Annual Report on Form 10-K dated March 29, 1994 (Form 10-K) since it did not contain information which was material. The Company agrees to furnish supplementally this Exhibit to the Securities and Exchange Commission (Commission) upon request.

(c) Previously filed as an Exhibit to Post-effective Amendment No. 1 to this Registration Statement.

(d) Incorporated by reference from the Company's Current Report on Form 8-K dated April 13, 1994 and filed with the Commission on April 14, 1994.

(e) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 29, 1994 for the year ended December 31, 1993.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 11, 1994 for the quarterly period ended September 30, 1994.

(g) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 12, 1994 for the quarterly period ended June 30, 1994.

(h) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 29, 1995 for the year ended December 31, 1994.

(i) Incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1995 and filed with the Commission on July 3, 1995.

(j) Incorporated by reference from the Company's Current Report on Form 8-K dated September 28, 1995 and filed with the Commission on September 29, 1995.

(k) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 14, 1995 for the quarterly period ended September 30, 1995.

(l) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 2, 1996 for the quarterly period ended March 31, 1996.

(m) Incorporated by reference from the Company's Annual Report on Form 10-K dated March 26, 1996 for the year ended December 31, 1995.

(n) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 12, 1996 for the quarterly period ended June 30, 1996.

(o) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 13, 1996 for the quarterly period ended September 30, 1996.