Form 10-Q
period 1997-03-31
CHATWINS GROUP INC
filed 1997-05-15
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

At April 30, 1997, 292,887 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 14.
                             Page 1 of 22 pages.

==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            March 31, 1997 and December 31, 1996                          3


          Condensed Consolidated Statement of Income for the
            three months ended March 31, 1997 and 1996                    4


          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 1997 and 1996                5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         12


                   (b)  Reports on Form 8-K                              12




SIGNATURES                                                               13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 1997 AND DECEMBER 31, 1996
                                (in thousands)


                                              At March 31,     At December 31,
                                                     1997                1996
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    224            $    356
Receivables, net                                   30,374              26,405
Inventories, net (note 2)                          20,490              19,106
Other current assets                                3,742               3,512
                                                 --------            --------
     Total current assets                          54,830              49,379

Property, plant and equipment, net                 30,331              29,734
Investments, net                                   12,564              12,452
Goodwill, net                                       4,887               4,849
Other assets, net                                   6,188               6,165
                                                 --------            --------
Total assets                                     $108,800            $102,579
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt                       $    909            $    767
Trade payables                                     16,361              12,879
Amount due to related party                            50                 579
Other current liabilities                          11,254               8,863
                                                 --------            --------
     Total current liabilities                     28,574              23,088

Revolving Credit Facility                          23,899              23,629
Senior notes due 2003, net                         49,882              49,876
Other long-term debt                                  823                 870
Other liabilities                                   4,374               4,316
                                                 --------            --------
     Total liabilities                            107,552             101,779

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                  1,115               1,125
Redeemable preferred stock                          7,684               7,570
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (7,761)             (8,105)
                                                 --------            --------
Total liabilities and stockholders' equity       $108,800            $102,579
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
            (in thousands, except share and per share information)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                          -------     -------
Net sales                                                 $42,642     $39,046
Cost of sales                                              34,325      31,380
                                                          -------     -------
  Gross profit                                              8,317       7,666

Selling, general & administrative                           5,241       5,164
Other expense, net                                            222         280
                                                          -------     -------

  Operating profit                                          2,854       2,222

Interest expense, net                                       2,406       2,407
Minority interests                                            (54)          -
                                                          -------     -------
Income (loss) before income taxes
  and equity loss from affiliate                              502        (185)
Provision for (benefit from) income taxes                     111         (15)
                                                          -------     -------
Income (loss) before equity in operations of affiliate        391        (170)
Equity income (loss) from operations of affiliate              67        (134)
                                                          -------     -------
Net income (loss)                                         $   458     $  (304)
                                                          =======     =======

Earnings (loss) applicable to common stock                $   344     $  (418)
                                                          =======     =======

Earnings (loss) per common share                          $  1.17     $ (1.43)
                                                          =======     =======

Average equivalent common shares outstanding              292,887     292,887
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                          -------     -------
  Cash flow from operating activities:
Net income (loss)                                         $   458     $  (304)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                                845         801
  Amortization                                                221         252
  Minority share of losses                                    (54)          -
  Equity (income) loss from operations of affiliate           (67)        134
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                   (3,969)      1,895
      Increase in inventories                              (1,386)     (1,199)
      Increase (decrease) in trade payables                 3,482      (2,152)
      Net change in other assets and liabilities            2,081       2,115
                                                          -------     -------
Cash provided by operating activities                       1,611       1,542
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                       (1,388)     (1,017)
                                                          -------     -------
Cash used in investing activities                          (1,388)     (1,017)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Repayments to related parties                                (577)        (50)
Net borrowings (repayments) under revolving
  credit facilities                                           270        (681)
                                                           -------     -------
Cash provided by (used in) financing activities              (355)       (779)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (132)       (254)
Cash and cash equivalents, beginning of year                  356         357
                                                          -------     -------
Cash and cash equivalents, end of period                  $   224     $   103
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     1997                1996
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $11,364             $ 9,886
Work-in-process                                     6,339               7,059
Finished goods                                      3,594               2,959
                                                  -------             -------
  Total inventories                                21,297              19,904
Less:  LIFO reserves                                 (807)               (798)
                                                  -------             -------
  Inventories, net                                $20,490             $19,106
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY

The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 1997 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (7,583)  $(688)  $ (8,105)
  Activity
    (unaudited):
Net income        -        -         -        -        458       -        458
Preferred stock
  accretions      -        -         -        -       (114)      -       (114)
Translation
  adjustment      -        -         -        -          -       -          -
                ---    -----    ------  -------   --------   -----   --------
At March 31,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (7,239)  $(688)  $ (7,761)
                ===    =====    ======  =======   ========   =====   ========

     Earnings per share amounts are based on the weighted average equivalent number of shares of common stock outstanding during the period. In calculating earnings (loss) per common share, income (loss) before income taxes has been adjusted for dividends earned on preferred stock for the three month periods ended March 31, 1997 and 1996 of $114,000 in each.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of both a "basic" and "diluted" earnings per share for entities with "complex capital structures" as defined in SFAS No. 129, "Disclosure of Information About Capital Structure," also issued in March 1997. Both statements are effective for financial statements for periods ended after December 15, 1997. Earlier adoption of SFAS No. 128 is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data. Management does not expect the adoption of SFAS No. 128 to have a significant impact on the earnings per share disclosures of the Company and believes that there will be no change in the Company's disclosures regarding its capital structure as a result of SFAS No. 129.


NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 was expensed in each quarter ended March 31, 1997 and 1996.

     During the first quarter of 1997, the Company made payments totalling $0.5 million to Mr. Bradley in final repayment of the Parkdale Note, including interest thereon.

     On January 6, 1997, the Company made the third of four principal repayments of $50,000 each, plus interest, of the Gesterkamp Note. The Gesterkamp Note is owned by Mr. Franklin Myers, a director of Reunion.

NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at March 31, 1997.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     During 1996 and the first quarter of 1997, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1996 and the first quarter of 1997, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion acquired Oneida from the Company in September 1995. Reunion also merged Oneida with Rostone in February 1996 (see below), resulting in Oneida Rostone Corporation (ORC). As a result, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California, which it classified as a discontinued operation during the fourth quarter of 1996. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three month periods ended March 31, 1997 and 1996 as equity income (loss) from operations of affiliate.

     The Company owns 49% of CGI Investment Corporation (CGII), which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). The merger agreement between Rostone and Oneida provided for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the specified level of earnings before interest and taxes for the payment of deferred merger proceeds in 1997. Since Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII, any merger proceeds will be paid to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at March 31, 1997. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company. Under the terms of ORC's loan facility with Congress Financial Corporation (Congress), deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.

     On April 16, 1997, Reunion announced that the employees of Rostone, a division of ORC, which had been working under a collective bargaining agreement which expired on March 2, 1997, went on strike effective April 15, 1997 citing differences over wage increases and other benefits. On May 15, 1997, Reunion announced that the employees of Rostone ratified a new three-year labor contract, ending the four-week strike. The effects of the strike, if any, on Rostone's ability to achieve the specified level of earnings before interest and taxes in 1997 for the payment of deferred merger proceeds in 1998 can not be determined as of the date of this filing.

     CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at March 31, 1997. The Company is entitled to any proceeds from the liquidation of these assets to the extent that the Company's December 1993 loan is not paid in full. Any remaining proceeds would be allocated among CGII's remaining creditors, one of which is the Company. Under the equity method of accounting, the total carrying value of the Company's investment in and loans to CGII at March 31, 1997 was $0.9 million.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, growth strategies and penetrations of new markets, mergers and joint ventures and transactions with affiliates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual outcomes could differ from these forward-looking statements as a result of, among other things, adverse economic conditions, competition, demand for the Company's and competitors' products and financing difficulties. In light of these risks and uncertainties, there can be no assurance that actual outcomes will equal the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.


Results of Operations

Three Months Ended March 31, 1997 Compared to
  Three Months Ended March 31, 1996

     Net sales for the first quarter of 1997 totalled $42.6 million, compared to $39.0 million for the first quarter of 1996. Sales for the first quarter of 1997 increased $3.6 million, or 9%, over the first quarter of 1996. Sales increased at all significant divisions of the Company except for Alliance, which remained even with last year's first quarter, and Klemp, which decreased $0.6 million. Sales increased $1.8 million at CPI, $1.4 million at Auto-Lok and $1.1 million at Hanna. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. Sales at Klemp during the first quarter of 1997 were affected by a softening in the markets it serves.

     Gross profit for the first quarter of 1997 was $8.3 million, compared to $7.7 million for the first quarter of 1996. First quarter 1997 gross profit increased over $0.6 million, or 8.5%. Gross profit margin was almost unchanged at 19.5% in the first quarter of 1997, compared to 19.6% in the comparable 1996 period. Gross profit during the first quarter of 1997 compared to 1996 improved at the Company's CPI, Hanna and Auto-Lok divisions, remained unchanged at Alliance and decreased at Klemp. The increases in gross profit at CPI, Hanna and Auto-Lok were due to their higher volumes in the first quarter of 1997 while Klemp's gross profit was affected by its volume decrease. Gross profit margins improved significantly at CPI and Hanna due to the efficiencies of their increased volumes. Auto-Lok's profit margin was negatively affected by manufacturing inefficiencies caused by equipment problems. Klemp's profit margin was affected by the underabsorption of expenses from the decrease in volume.

     Selling, general and administrative (SGA) expenses for the first quarter of 1997 were just over $5.2 million, compared to just under $5.2 million for the first quarter of 1996. However, SGA expenses as a percentage of sales decreased to 12.3% for the first quarter of 1997 compared to 13.2% in the first quarter of 1996. The decrease in SGA as a percentage of sales was primarily due to the increased domestic and international marketing efforts in 1996 which have leveled off in the first quarter of 1997.

     Other expense for the first quarter of 1997 was $0.2 million, compared to $0.3 million for the first quarter of 1996, a net decrease of $0.1 million. There were no individually significant or offsetting items in either of the first quarters of 1997 or 1996.

     Interest expense, net, for the first quarter of 1997 was $2.4 million, which was equal to interest expense, net, for the first quarter of 1996. A slightly higher level of interest expense under the Revolving Credit Facility in the first quarter of 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was primarily due to a .25% increase in the prime lending rate (as defined) and a slightly higher level of borrowings. The decrease in interest expense on related party indebtedness was due to the full repayment of the Parkdale Note and repayments made on the Gesterkamp Note.

     Minority interests of almost $0.1 million represent losses during the first quarter of 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.1 million in the first quarter of 1997, compared to a slight tax benefit in the first quarter of 1996. The tax provision in the first quarter of 1997 was attributable to the pre-tax income while the tax benefit in the first quarter of 1996 was attributable to the pre-tax loss.

    The equity income in the first quarter of 1997 and the equity loss for the first quarter of 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results for each quarter.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's result of operation for the first quarter of 1997.

Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Revolving Credit Facility, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the Revolving Credit Facility or other financing or refinancing arrangements, if necessary.

     The Company has the Revolving Credit Facility with Congress, which is subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was initially set at $20.0 million, temporarily increased to $26 million on June 20, 1995 in connection with the Company's investment in Reunion common stock, fixed at $25 million on October 18, 1995, temporarily increased to $27.5 million on May 1, 1996 and pursuant to a May 1, 1997 amendment as discussed below, fixed at $28.0 million. At March 31, 1997, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at March 31, 1997 totalled $23.9 million.

     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%. The facility also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee. The Loan Agreement expires on June 30, 1998 and is renewable annually thereafter.

     On May 1, 1997, Congress and the Company amended the Revolving Credit Facility to provide for an increase in the Maximum Credit to $28.0 million from $25.0 million. The proceeds from this increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1997 semi-annual interest payment on its $50.0 million of 13% per annum senior notes.

     At December 31, 1996, the Company had net operating loss carryforwards for tax reporting purposes of approximately $8.0 million, of which $2.0 million expires between 1998 and 2005 with the remainder thereafter, including approximately $5.0 million in 2008. The ultimate realization of this benefit depends on the Company's ability to generate sufficient taxable income in the future. While the Company believes that the benefit of such net operating losses will be fully or partially realized by future operating results, prior losses have prompted management to leave on its books at December 31, 1996, a valuation reserve for a portion of such future benefits, in accordance with SFAS No. 109, "Accounting for Income Taxes."

Operating Activities

     Operating activities provided $1.6 million of cash during the first quarter of 1997, compared to cash provided of $1.5 million in the first quarter of 1996, an increase of $0.1 million. An increase in income before depreciation, amortization, minority interests and equity income (loss) of $0.5 million in the first quarter of 1997 compared to 1996 was partially offset by an increase of $0.4 million in cash used during the first quarter of 1997 compared to 1996 to fund increases in net working capital (defined as receivables, inventories and trade payables for cash flow purposes).

Investing Activities

     Investing activities used $1.4 million of cash during the first quarter of 1997, compared to cash used of $1.0 million during the first quarter of 1996, an increase in cash used of $0.4 million, all related to an increase in capital expenditures during the first quarter of 1997 compared to the first quarter of 1996.

Financing Activities

     Financing activities during the first quarter of 1997 used almost $0.4 million in cash, compared to $0.8 million of cash used from financing activities during the first quarter of 1996, a decrease in cash used of $0.4 million. This decrease in cash used is primarily the result of an increase of $0.3 million in the level of net borrowings under the Revolving Credit Facility during the first quarter of 1997 compared to a decrease of $0.7 million in the first quarter of 1996, partially offset by a $0.5 million increase in repayments of related party indebtedness.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                  4.26 Fourth Amended and Restated Availability A Promissory Note dated May 1, 1997 between Chatwins Group, Inc. and Congress Financial Corporation.

                  4.43 Amendment No. 7 to Loan and Security Agreement dated May 1, 1997 between Chatwins Group, Inc. and Congress Financial Corporation.

                 27                Financial Data Schedule.

          (b)  Reports on Form 8-K - None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:  May 15, 1997                   CHATWINS GROUP, INC.
       ------------                      (Registrant)



                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

        4.26        Fourth Amended and Restated Availability           15
                    A Promissory Note dated May 1, 1997
                    between Chatwins Group, Inc. and
                    Congress Financial Corporation.

        4.43        Amendment No. 7 to Loan and Security               19
                    Agreement dated May 1, 1997 between
                    Chatwins Group, Inc. and Congress
                    Financial Corporation.

       27           Financial Data Schedule                            22