Form 10-Q
period 1997-06-30
CHATWINS GROUP INC
filed 1997-08-08
CIK 906275

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----
At July 31, 1997, 242,887 shares of common stock, par value $.01 per share, were outstanding.
                         Exhibit index is on page 16.
                             Page 1 of 17 pages.
==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            June 30, 1997 and December 31, 1996                           3


          Condensed Consolidated Statement of Income for the
            three and six months ended June 30, 1997 and 1996             4


          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 1997 and 1996                   5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         15


                   (b)  Reports on Form 8-K                              15




SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    AT JUNE 30, 1997 AND DECEMBER 31, 1996
                                (in thousands)

                                               At June 30,     At December 31,
                                                     1997                1996
                                              -----------      --------------
                                              (unaudited)
  ASSETS:
Cash and cash equivalents                        $    373            $    356
Receivables, net                                   32,958              26,405
Inventories (note 2)                               19,842              19,106
Other current assets                                3,469               3,512
                                                 --------            --------
  Total current assets                             56,642              49,379
Property, plant and equipment, net                 30,758              29,734
Investments, net                                   12,402              12,452
Goodwill, net                                       4,903               4,849
Other assets, net                                   7,176               6,165
                                                 --------            --------
Total assets                                     $111,881            $102,579
                                                 ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt                       $    968            $    767
Trade payables                                     15,966              12,879
Amount due to related parties                           -                 579
Other current liabilities                          10,199               8,863
                                                 --------            --------
  Total current liabilities                        27,133              23,088
Revolving Credit Facility                          27,299              23,629
Senior notes due 2003, net                         49,888              49,876
Other long-term debt                                  823                 870
Other liabilities                                   5,008               4,316
                                                 --------            --------
  Total liabilities                               110,151             101,779

Commitments and contingent liabilities (note 5)         -                   -

Minority interests                                  1,066               1,125


Redeemable preferred stock                          7,798               7,570
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (7,344)             (8,105)
                                                 --------            --------
Total liabilities and stockholders' equity       $111,881            $102,579
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended      Six Months Ended
                                     June 30,  June 30,     June 30,  June 30,
                                        1997      1996         1997      1996
                                     -------   -------      -------   -------
Net sales                            $48,110   $38,920      $90,752   $77,966
Cost of sales                         38,958    30,658       73,283    62,038
                                     -------   -------      -------   -------
  Gross profit                         9,152     8,262       17,469    15,928

Selling, general & administrative      5,584     5,064       10,825    10,228
Other expense, net                       147       295          369       575
                                     -------   -------      -------   -------
  Operating profit                     3,421     2,903        6,275     5,125

Interest expense, net                  2,461     2,351        4,867     4,758
Minority interests                       (48)        -         (102)        -
                                     -------   -------      -------   -------
  Income before income taxes and
    equity in earnings of affiliate    1,008       552        1,510       367

Provision for income taxes               313       169          424        65
                                     -------   -------      -------   -------
  Income before equity in earnings
    of affiliate                         695       383        1,086       302

Equity in income (loss) from
  continuing operations of affiliate    (164)       23          (97)     (200)
Equity in income from discontinued
  operations of affiliate                  -       428            -       428
                                     -------   -------      -------   -------

Net income                           $   531   $   834      $   989   $   530
                                     =======   =======      =======   =======
Earnings applicable to common stock  $   417   $   720      $   761   $   302
                                     =======   =======      =======   =======
  Earnings (loss) per common share:
Before equity in income of affiliate $  1.98   $  0.92      $  2.93   $  0.25
Continuing operations of affiliate     (0.56)     0.08        (0.33)    (0.68)
Discontinued operations of affiliate       -      1.46            -      1.46
                                     -------   -------      -------   -------
Earnings per common share            $  1.42   $  2.46      $  2.60   $  1.03
                                     =======   =======      =======   =======
Average equivalent common
  shares outstanding                 292,887   292,887      292,887   292,887
                                     =======   =======      =======   =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                          (in thousands)(unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             1997        1996
                                                          -------     -------
  Cash flow from operating activities:
Net income                                                $   989     $   530
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                              1,708       1,627
  Amortization                                                442         500
  Minority share of losses                                   (102)          -
  Equity in net loss (income) of affiliate                     97        (228)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                   (6,553)      1,017
      Increase in inventories                                (736)       (606)
      Increase (decrease) in trade payables                 3,087      (3,040)
      Net change in other assets and liabilities              520       1,622
                                                          -------     -------
Cash provided by (used in) operating activities              (548)      1,422
                                                          -------     -------
  Cash flow from investing activities:
Receipts from related parties                                   -       3,664
Investment in joint venture                                     -        (150)
Capital expenditures                                       (2,679)     (1,956)
                                                          -------     -------
Cash provided by (used in) investing activities            (2,679)      1,558
                                                          -------     -------
  Cash flow from financing activities:
Increase in consolidated subsidiary indebtedness              201          80
Repayments of debt                                            (48)        (48)
Repayments to related parties                                (579)     (1,793)
Net borrowings (repayments) under revolver                  3,670      (1,147)
                                                          -------     -------
Cash provided by (used in) financing activities             3,244      (2,908)
                                                          -------     -------
Effect of exchange rate changes on cash                         -         (52)
                                                          -------     -------
Net increase in cash and cash equivalents                      17          20
Cash and cash equivalents, beginning of year                  356         357
                                                          -------     -------
Cash and cash equivalents, end of period                  $   373     $   377
                                                          =======     =======



    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     1997                1996
                                              -----------      --------------
                                              (unaudited)
Raw materials                                     $10,999             $ 9,886
Work-in-process                                     5,941               7,059
Finished goods                                      3,715               2,959
                                                  -------             -------
  Total inventories                                20,655              19,904
Less:  LIFO reserves                                 (813)               (798)
                                                  -------             -------
  Inventories                                     $19,842             $19,106
                                                  =======             =======



NOTE 3:  STOCKHOLDERS' EQUITY

The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 1997 (in thousands):

                 Par           Capital                      Accum-
                Value            in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (7,583)  $(688)  $ (8,105)
  Activity
    (unaudited):
Net income        -        -         -        -        989       -        989
Preferred stock
  accretions      -        -         -        -       (228)      -       (228)
                ---    -----    ------  -------   --------   -----   --------
At June 30,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (6,822)  $(688)  $ (7,344)
                ===    =====    ======  =======   ========   =====   ========

     Earnings per share amounts are based on the weighted average equivalent number of shares of common stock outstanding during the period. In calculating earnings (loss) per common share, income before income taxes has been adjusted for dividends earned on preferred stock for the three and six month periods ended June 30, 1997 and 1996 of $114,000 and $228,000, respectively, in each.


NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $150,000 were expensed in each of the three and six month periods ended June 30, 1997 and 1996, respectively.

     During the first quarter of 1997, the Company made payments totalling $0.5 million to Mr. Charles E. Bradley (Mr. Bradley), Chairman of the Board of the Company and President, Chief Executive Officer and a Director of Reunion, in final repayment of the Parkdale Note, including interest thereon.

     On January 6 and June 6, 1997, the Company made the third and fourth of four principal repayments of $50,000 each, plus interest, of the Gesterkamp Note. The Gesterkamp Note is owned by Mr. Franklin Myers, a director of Reunion. As of June 30, 1997, the Gesterkamp Note was fully repaid.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company has no adverse commitments at June 30, 1997.

NOTE 6:  NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of both a "basic" and "diluted" earnings per share with an accompanying reconciliation of the numerator and denominator for each. This statement is effective for financial statements for periods ended after December 15, 1997. Earlier adoption of SFAS No. 128 is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data, including interim periods. Management does not expect the adoption of SFAS No. 128 to have a significant impact on the earnings per share disclosures of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, as conceptualized in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 130, however, does not address the issues of recognition and measurement for comprehensive income and its components. Generally, SFAS No. 130 requires the reporting of other comprehensive income, which refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income. Examples include, but are not limited to, foreign currency adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities, all of which are shown as separate components of equity and excluded from net income. The Company believes the only component of comprehensive income not included in its net income is the foreign currency translation adjustment. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997 and requires reclassification of prior period comparative financial statements. Earlier adoption is permitted.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     During 1996 and the first half of 1997, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1996 and the first half of 1997, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion acquired Oneida from the Company in September 1995. Reunion also merged Oneida with Rostone in February 1996 (see below), resulting in Oneida Rostone Corporation (ORC). As a result, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California, which it classified as a discontinued operation during the fourth quarter of 1996. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and six month periods ended June 30, 1997 and 1996 as equity income (loss) from operations of affiliate.

     The Company owns 49% of CGI Investment Corporation (CGII), which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). The merger agreement between Rostone and Oneida provided for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the specified level of earnings before interest and taxes for the payment of deferred merger proceeds in 1997. Since Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII, any merger proceeds will be paid to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at June 30, 1997. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company. Under the terms of ORC's loan facility with Congress Financial Corporation (Congress), deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.

     On April 16, 1997, Reunion announced that the employees of Rostone, a division of ORC, which had been working under a collective bargaining agreement which expired on March 2, 1997, went on strike effective April 15, 1997 citing differences over wage increases and other benefits. On May 15, 1997, Reunion announced that the employees of Rostone ratified a new three-year labor contract, ending the four-week strike. During the strike, Rostone used office personnel, temporary workers and new hires to minimize the impact of the strike on product shipments and the loss of customer business.
Rostone, however, experienced excess scrap, higher than normal product returns and labor inefficiencies during the strike and incurred additional overtime subsequent to the strike in restoring normal production. Reunion, in its Form 10-Q for the period ended June 30, 1997, indicated that management has estimated that the strike negatively impacted Rostone's sales and operating income by $2.0 million and $1.0 million, respectively, which the Company's management expects could negatively impact Rostone's ability to achieve the specified level of earnings before interest and taxes in 1997 for the payment of deferred merger proceeds in 1998.

     CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at June 30, 1997. The Company is entitled to any proceeds from the liquidation of these assets to the extent that the Company's December 1993 loan is not paid in full. Any remaining proceeds would be allocated among CGII's remaining creditors, one of which is the Company. Under the equity method of accounting, the total carrying value of the Company's investment in and loans to CGII at June 30, 1997 was $0.9 million.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, growth strategies and penetrations of new markets, mergers and joint ventures and transactions with affiliates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual outcomes could differ from these forward-looking statements as a result of, among other things, adverse economic conditions, competition, demand for the Company's and competitors' products and financing difficulties. In light of these risks and uncertainties, there can be no assurance that actual outcomes will equal the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Results of Operations

Six Months Ended June 30, 1997 Compared to
  Six Months Ended June 30, 1996

     Net sales for the first half of 1997 totalled $90.8 million, compared to $78.0 million for the first half of 1996. Sales for the first half of 1997 increased $12.8 million, or 16%, over the first half of 1996. Sales increased at all significant divisions of the Company except for Klemp, which decreased $0.9 million. Sales increased $4.3 million at Auto-Lok, $3.4 million at CPI, $3.2 million at Alliance and $2.5 million at Hanna. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is primarily due to the significant increase in orders in the fourth quarter of 1996 and the resulting increase in jobs in progress in the first half of 1997. Sales at Klemp during the first half of 1997 were affected by a softening in the markets it serves and some price compression due to strong competition in the Midwest.

     Gross profit for the first half of 1997 was $17.5 million, compared to $15.9 million for the first half of 1996. First half 1997 gross profit increased over $1.5 million, or 10%. Gross profit margin was 19.2% in the first half of 1997, compared to 20.4% in the comparable 1996 period. Gross profit during the first half of 1997 compared to 1996 improved at the Company's Alliance, CPI, Hanna and Auto-Lok divisions but decreased at Klemp. The increases in gross profit at Alliance, CPI, Hanna and Auto-Lok were due to their higher volumes in the first half of 1997 while Klemp's gross profit was negatively affected by its volume decrease. Gross profit margin improved significantly at Hanna due to the efficiencies of increased volume and remained unchanged at Alliance and CPI. Auto-Lok's profit margin was negatively affected by manufacturing inefficiencies caused by equipment problems. Klemp's profit margin was negatively affected by the underabsorption of expenses from the decrease in volume.

     Selling, general and administrative (SGA) expenses for the first half of 1997 were $10.8 million, compared to $10.2 million for the first half of 1996. However, SGA expenses as a percentage of sales decreased to 11.9% for the first half of 1997 compared to 13.1% in the first half of 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the 16% increase in sales while SGA expenses increased only 6%.

     Other expense for the first half of 1997 was $0.4 million, compared to $0.6 million for the first half of 1996, a net decrease of $0.2 million. There were no individually significant or offsetting items in either of the first halves of 1997 or 1996.

     Interest expense, net, for the first half of 1997 was $4.9 million, compared to almost $4.8 million for the first half of 1996. A slightly higher level of interest expense under the Revolving Credit Facility in the first half of 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was primarily due to a .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayments of the Parkdale Note and Gesterkamp Note during the first half of 1997.

     Minority interests of $0.1 million represent losses during the first half of 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.4 million in the first half of 1997, compared to almost $0.1 million in the first half of 1996. The increase in the provision was due to the increase in income before taxes.

    The equity loss from continuing operations of affiliate in the first half of 1997 and 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for each period.

     There was no equity adjustment from discontinued operations of affiliate during the first half of 1997 compared to equity income of $0.4 million in the first half of 1996, which represented the Company's proportionate share of Reunion's results from discontinued operations.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's result of operation for the first half of 1997.

Three Months Ended June 30, 1997 Compared to
  Three Months Ended June 30, 1996

     Net sales for the second quarter of 1997 totalled $48.1 million, compared to $38.9 million for the second quarter of 1996. Sales for the second quarter of 1997 increased $9.2 million, or almost 24%, over the second quarter of 1996. Sales increased at all significant divisions of the Company except for Klemp, which decreased $0.2 million. Sales increased $3.2 million at Alliance, $2.8 million at Auto-Lok, $1.6 million at CPI and $1.4 million at Hanna. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is due to the significant increase in orders in the fourth quarter of 1996 and the resulting increase in jobs in progress in the second quarter of 1997. Sales at Klemp during the second quarter of 1997 were affected by a softening in the markets it serves and some price compression due to strong competition in the Midwest.

     Gross profit for the second quarter of 1997 was almost $9.2 million, compared to $8.3 million for the second quarter of 1996. Second quarter 1997 gross profit increased $0.9 million, or 11%. Gross profit margin was 19.0% in the second quarter of 1997, compared to 21.2% in the comparable 1996 period. Gross profit during the second quarter of 1997 compared to 1996 improved at the Company's Alliance, Auto-Lok and Hanna divisions and decreased at CPI and Klemp. The increases in gross profit at Alliance, Auto-Lok and Hanna were due to their higher volumes in the second quarter of 1997 while Klemp's gross profit was negatively affected by its volume decrease. Gross profit margin improved significantly at Hanna due to the efficiencies of increased volume. Klemp's profit margin was affected by the underabsorption of expenses from the decrease in volume. CPI's gross profit and margin during the second quarter of 1997 were negatively impacted by the accrual of annual vacation plant shut-down costs on a different basis than in 1996.

     SGA expenses for the second quarter of 1997 were $5.6 million, compared to just under $5.1 million for the second quarter of 1996. However, SGA expenses as a percentage of sales decreased to 11.6% for the second quarter of 1997 compared to 13.0% in the second quarter of 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the almost 24% increase in sales in the second quarter of 1997 compared to the 1996 second quarter while SGA expenses increased only 10%.

     Other expense for the second quarter of 1997 was just over $0.1 million, compared to $0.3 million for the second quarter of 1996, a net decrease of $0.2 million. There were no individually significant or offsetting items in either of the second quarters of 1997 or 1996.

     Interest expense, net, for the second quarter of 1997 was almost $2.5 million, compared to almost $2.4 million for the second quarter of 1996. A slightly higher level of interest expense under the Revolving Credit Facility in the second quarter of 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was primarily due to a .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayment of the Parkdale Note and Gesterkamp Note.

     Minority interests of almost $0.1 million represent losses during the second quarter of 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.3 million in the second quarter of 1997, compared to almost $0.2 million in the second quarter of 1996. The increase in the provision was due to the increase in income before taxes.

    The equity loss from continuing operations of affiliate of almost $0.2 million in the second quarter of 1997 and the equity income of less than $0.1 million in the second quarter of 1996 relate to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for each quarter.

     There was no equity adjustment from discontinued operations of affiliate during the second quarter of 1997 compared to equity income of $0.4 million in the second quarter of 1996, which represented the Company's proportionate share of Reunion's results from discontinued operations.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's result of operation for the second quarter of 1997.

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

     The Company's Revolving Credit Facility with Congress is subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was initially set at $20.0 million, temporarily increased to $26 million on June 20, 1995 in connection with the Company's investment in Reunion common stock, fixed at $25 million on October 18, 1995, temporarily increased to $27.5 million on May 1, 1996 and, pursuant to a May 1, 1997 amendment as discussed below, fixed at $28.0 million. At June 30, 1997, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at June 30, 1997 totalled $27.3 million. Additionally, as part of the availability under the Revolving Credit Facility, Congress provides letter of credit accommodations of up to $4.0 million. At June 30, 1997, the Company had a total of $0.5 million of letters of credit outstanding.

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

Operating Activities

     Operating activities used $0.5 million of cash during the first half of 1997, compared to cash provided of $1.4 million in the first half of 1996, a decrease of $1.9 million. An increase in income before depreciation, amortization, minority interests and equity income (loss) of $0.9 million in the first half of 1997 compared to 1996 was offset by an increase of $1.6 million in cash used during the first half of 1997 compared to 1996 to fund increases in net working capital (defined as receivables, inventories and trade payables for cash flow purposes), primarily an increase in receivables as a result of the increase in sales volume. Additionally, changes in other assets and liabilities provided $0.5 million in cash during the first half of 1997 compared to $1.6 million of cash provided in the 1996 first half, a decrease in cash provided of $1.1 million. This decrease is primarily due to the high level of prepayments on outside purchased inventories that existed at the end of 1995 at Auto-Lok for orders it delivered in the first half of 1996, resulting in a decrease in other current assets which did not recur in the first half of 1997.

Investing Activities

     Investing activities used $2.7 million of cash during the first half of 1997, compared to cash provided of almost $1.6 million during the first half of 1996, an increase in cash used of $4.3 million. During the first half of 1996 the Company received $3.7 million in cash in repayment of the Oneida Advances and made a $0.2 million investment in Shanghai Klemp, none of which recurred in the first half of 1997. Additionally, there was a $0.7 million increase in capital expenditures, from $2.0 million in the 1996 first half to $2.7 million during the 1997 first half.

Financing Activities

     Financing activities during the first half of 1997 provided over $3.2 million in cash, compared to $2.9 million of cash used from financing activities during the first half of 1996, an increase in cash provided of almost $6.2 million. This increase in cash provided is primarily the result of an increase of $3.7 million in the level of net borrowings under the Revolving Credit Facility during the first half of 1997 compared to a decrease of $1.1 million in the first half of 1996, as well as a decrease of $1.2 million in repayments to related parties, from $1.8 million in the first half of 1996, which included $1.7 million to Mr. Bradley and $0.1 million to Mr. Myers, to $0.6 million in the first half of 1997, which included $0.5 million to Mr. Bradley and $0.1 million to Mr. Myers.

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


Date:  August 8, 1997                CHATWINS GROUP, INC.
       --------------                   (Registrant)



                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



      Exhibit No.    Exhibit Description                            Page No.
      -----------    -------------------                            --------

         27          Financial Data Schedule                           17