Form 10-Q
period 1997-09-30
CHATWINS GROUP INC
filed 1997-11-14
CIK 906275

==============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                      -----    -----
At October 31, 1997, 242,887 shares of common stock, par value $.01 per share, were outstanding.
                         Exhibit index is on page 16.
                             Page 1 of 17 pages.
==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            September 30, 1997 and December 31, 1996                      3


          Condensed Consolidated Statement of Income for the
            three and nine months ended September 30, 1997 and 1996       4


          Condensed Consolidated Statement of Cash Flows for
            the nine months ended September 30, 1997 and 1996             5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         15


                   (b)  Reports on Form 8-K                              15




SIGNATURES                                                               15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                  AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                (in thousands)

                                          At September 30,     At December 31,
                                                     1997                1996
                                          ---------------      --------------
                                              (unaudited)
  ASSETS:
Cash and cash equivalents                        $    660            $    356
Receivables, net                                   31,621              26,405
Inventories (note 2)                               19,884              19,106
Other current assets                                3,189               3,512
                                                 --------            --------
  Total current assets                             55,354              49,379
Property, plant and equipment, net                 31,048              29,734
Investments, net                                   12,461              12,452
Goodwill, net                                       4,834               4,849
Other assets, net                                   7,067               6,165
                                                 --------            --------
Total assets                                     $110,764            $102,579
                                                 ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current maturities of debt                       $    768            $    767
Trade payables                                     17,030              12,879
Amount due to related parties                           -                 579
Other current liabilities                          12,033               8,863
                                                 --------            --------
  Total current liabilities                        29,831              23,088
Revolving Credit Facility                          23,116              23,629
Senior notes due 2003, net                         49,894              49,876
Other long-term debt                                  823                 870
Other liabilities                                   4,956               4,316
                                                 --------            --------
  Total liabilities                               108,620             101,779

Commitments and contingent liabilities (note 5)         -                   -

Minority interests                                  1,077               1,125


Redeemable preferred stock                          7,912               7,570
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (7,055)             (8,105)
                                                 --------            --------
Total liabilities and stockholders' equity       $110,764            $102,579
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
      (in thousands, except share and per share information)(unaudited)

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                       1997      1996        1997        1996
                                    -------   -------     --------   --------
Net sales                           $47,587   $36,560     $138,339   $114,526
Cost of sales                        38,789    29,367      112,072     91,405
                                    -------   -------     --------   --------
  Gross profit                        8,798     7,193       26,267     23,121

Selling, general & administrative     5,798     4,931       16,623     15,159
Other expense, net                      117       122          486        697
                                    -------   -------     --------   --------
  Operating profit                    2,883     2,140        9,158      7,265

Interest expense, net                 2,452     2,400        7,319      7,158
Minority interests                       (2)        -         (104)         -
                                    -------   -------     --------   --------
  Income (loss) before income
    taxes and equity in
    earnings of affiliate               433      (260)       1,943        107

Provision for income taxes              132       (52)         556         13
                                    -------   -------     --------   --------
  Income (loss) before equity in
    earnings of affiliate               301      (208)       1,387         94

Equity in income (loss) from
  continuing operations of affiliate    102       (20)           5       (220)
Equity in income from discontinued
  operations of affiliate                 -         -            -        428
                                    -------   -------     --------   --------

Net income (loss)                   $   403   $  (228)    $  1,392   $    302
                                    =======   =======     ========   ========
Earnings applicable to common stock $   289   $  (342)    $  1,050   $    (40)
                                    =======   =======     ========   ========
  Earnings (loss) per common share:
Before equity income of affiliate   $  0.64   $ (1.10)    $   3.57   $  (0.85)
Continuing operations of affiliate     0.35     (0.07)        0.02      (0.75)
Discontinued operations of affiliate      -         -            -       1.46
                                    -------   -------     --------   --------
Earnings (loss) per common share    $  0.99   $ (1.17)    $   3.59   $  (0.14)
                                    =======   =======     ========   ========
Average equivalent common
  shares outstanding                292,887   292,887      292,887    292,887
                                    =======   =======     ========   ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (in thousands)(unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             1997        1996
                                                          -------     -------
  Cash flow from operating activities:
Net income                                                $ 1,392     $   302
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                              2,589       2,379
  Amortization                                                669         750
  Minority share of losses                                   (104)          -
  Equity in income of affiliate                                (5)       (208)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                   (5,216)      5,146
      Increase in inventories                                (778)     (1,342)
      Increase (decrease) in trade payables                 4,151      (4,262)
      Net change in other assets and liabilities            2,585       1,201
                                                          -------     -------
Cash provided by operating activities                       5,283       3,966
                                                          -------     -------
  Cash flow from investing activities:
Receipts from related parties                                   -       3,664
Investment in joint venture                                     -        (150)
Capital expenditures                                       (3,840)     (3,175)
                                                          -------     -------
Cash provided by (used in) investing activities            (3,840)        339
                                                          -------     -------
  Cash flow from financing activities:
Increase in consolidated subsidiary indebtedness                1         456
Repayments of debt                                            (48)        (48)
Repayments to related parties                                (579)     (2,320)
Net repayments under revolver                                (513)     (2,290)
                                                          -------     -------
Cash used in financing activities                          (1,139)     (4,202)
                                                          -------     -------
Net increase in cash and cash equivalents                     304         103
Cash and cash equivalents, beginning of year                  356         357
                                                          -------     -------
Cash and cash equivalents, end of period                  $   660     $   460
                                                          =======     =======



    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     1997                1996
                                          ---------------      --------------
                                              (unaudited)
Raw materials                                     $10,358             $ 9,886
Work-in-process                                     6,789               7,059
Finished goods                                      3,559               2,959
                                                  -------             -------
  Total inventories                                20,706              19,904
Less:  LIFO reserves                                 (822)               (798)
                                                  -------             -------
  Inventories                                     $19,884             $19,106
                                                  =======             =======



NOTE 3:  STOCKHOLDERS' EQUITY

The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 1997 (in thousands):

                 Par           Capital                      Accum-
                Value            in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (7,583)  $(688)  $ (8,105)
  Activity
    (unaudited):
Net income        -        -         -        -      1,392       -      1,392
Preferred stock
  accretions      -        -         -        -       (342)      -       (342)
                ---    -----    ------  -------   --------   -----   --------
At September 30,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (6,533)  $(688)  $ (7,055)
                ===    =====    ======  =======   ========   =====   ========

     Earnings per share amounts are based on the weighted average equivalent number of shares of common stock outstanding during the period. In calculating earnings (loss) per common share, income before income taxes has been adjusted for dividends earned on preferred stock for the three and nine month periods ended September 30, 1997 and 1996 of $114,000 and $342,000, respectively, in each.


NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $225,000 were expensed in each of the three and nine month periods ended September 30, 1997 and 1996, respectively.

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


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company has no adverse commitments at September 30, 1997.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, as conceptualized in FASB Concepts Statement No. 6, "Elements of Financial Statements." SFAS No. 130, however, does not address the issues of recognition and measurement for comprehensive income and its components. Generally, SFAS No. 130 requires the reporting of other comprehensive income, which refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income. Examples include, but are not limited to, foreign currency adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities, all of which are shown as separate components of equity and excluded from net income. The Company believes the only component of comprehensive income not included in its net income is the foreign currency translation adjustment. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period comparative financial statements. Earlier adoption is permitted.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements for interim and annual periods. SFAS No. 131 also requires disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in consolidated financial statements and related notes. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt SFAS No. 131 in 1998.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     During 1996 and the first nine months of 1997, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1996 and the first nine months of 1997, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion acquired Oneida from the Company in September 1995. Reunion also merged Oneida with Rostone in February 1996 (see below), resulting in Oneida Rostone Corporation (ORC). As a result, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California, which it classified as a discontinued operation during the fourth quarter of 1996. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and nine month periods ended September 30, 1997 and 1996 as equity income (loss) from operations of affiliate.

     The Company owns 49% of CGI Investment Corporation (CGII), which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). The merger agreement between Rostone and Oneida provided for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the specified level of earnings before interest and taxes for the payment of deferred merger proceeds in 1997. Since Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million to CGII, any merger proceeds will be paid to the Company until the debt and related interest is paid in full. The amount due the Company related to this loan was $1.6 million at September 30, 1997. Any merger proceeds in excess of the amount due the Company will be payable to CGII and allocated among CGII's remaining creditors, one of which is the Company. Under the terms of ORC's loan facility with Congress Financial Corporation (Congress), deferred merger proceeds to be paid in 1998, if any, may only be made from equity contributions Reunion may provide to ORC.

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

     CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at September 30, 1997. The Company is entitled to any proceeds from the liquidation of these assets to the extent that the Company's December 1993 loan is not paid in full. Any remaining proceeds would be allocated among CGII's remaining creditors, one of which is the Company. Under the equity method of accounting, the total carrying value of the Company's investment in and loans to CGII at September 30, 1997 was $0.9 million.

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

Results of Operations

Nine Months Ended September 30, 1997 Compared to
 Nine Months Ended September 30, 1996

     Net sales for the first nine months of 1997 totaled $138.3 million, compared to $114.5 million for the first nine months of 1996. Sales for the first nine months of 1997 increased $23.8 million, or 21%, over the first nine months of 1996. Sales increased at all significant divisions of the Company except for Klemp, which decreased $0.2 million. Sales increased $7.5 million at Auto-Lok, $4.0 million at CPI, $8.6 million at Alliance and $3.3 million at Hanna. Additionally, the Company's consolidated joint venture in China recorded sales of $0.4 million during the first nine months of 1997 compared to none in 1996. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is primarily due to the significant increase in orders in the fourth quarter of 1996 and the resulting increase in jobs in progress in the first nine months of 1997. Sales at Klemp during the first nine months of 1997 were affected by a softening in the markets it serves and strong competition in the Midwest.

     Gross profit for the first nine months of 1997 was $26.3 million, compared to $23.1 million for the first nine months of 1996. First nine months 1997 gross profit increased over $3.1 million, or almost 14%. Gross profit margin was 19.0% in the first nine months of 1997, compared to 20.2% in the comparable 1996 period. Gross profit during the first nine months of 1997 compared to 1996 improved at the Company's Alliance, CPI, Hanna and Auto-Lok divisions but decreased at Klemp. The increases in gross profit at Alliance, CPI, Hanna and Auto-Lok were due to their higher volumes in the first nine months of 1997 while Klemp's gross profit was negatively affected by its volume decrease. Gross profit margin improved significantly at Hanna due to the efficiencies of increased volume and remained unchanged at Alliance and CPI. Profit margins at Auto-Lok and Klemp were negatively affected by competitive pricing pressures in the markets they serve, primarily the Midwest for Klemp and the Southeast for Auto-Lok.

     Selling, general and administrative (SGA) expenses for the first nine months of 1997 were $16.6 million, compared to $15.2 million for the first nine months of 1996. However, SGA expenses as a percentage of sales decreased to 12.0% for the first nine months of 1997 compared to 13.2% in the first nine months of 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the 21% increase in sales while SGA expenses increased only 10% as a result of the fixed and semi-variable nature of certain expenses.

     Other expense for the first nine months of 1997 was $0.5 million, compared to $0.7 million for the first nine months of 1996, a net decrease of $0.2 million. There were no individually significant or offsetting items in either of the first nine months of 1997 or 1996.

     Interest expense, net, for the first nine months of 1997 was $7.3 million, compared to almost $7.2 million for the first nine months of 1996. A slightly higher level of interest expense under the Revolving Credit Facility in the first nine months of 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was primarily due to a .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayments of the Parkdale Note and Gesterkamp Note during the first half of 1997.

     Minority interests of $0.1 million represent losses during the first nine months of 1997 allocated to the minority ownerships of the Company's CFI-Klemp de Mexico and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of almost $0.6 million in the first nine months of 1997, compared to almost $0.1 million in the first nine months of 1996.
The increase in the provision was due to the increase in income before taxes.

    The equity results from continuing operations of affiliate in the first nine months of 1997 and 1996 relates to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for each period.

     There was no equity adjustment from discontinued operations of affiliate during the first nine months of 1997 compared to equity income of $0.4 million in the first nine months of 1996, which represented the Company's proportionate share of Reunion's results from discontinued operations.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's results of operations for the first nine months of 1997.

Three Months Ended September 30, 1997 Compared to
  Three Months Ended September 30, 1996

     Net sales for the third quarter of 1997 totaled $47.6 million, compared to $36.6 million for the third quarter of 1996. Sales for the third quarter of 1997 increased $11.0 million, or 30%, over the third quarter of 1996. Sales increased at all significant divisions of the Company. Sales increased

$5.4 million at Alliance, $3.3 million at Auto-Lok, $0.6 million at CPI, $0.6 million at Klemp and $0.7 million at Hanna. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is due to the significant increase in orders in the fourth quarter of 1996 and the resulting increase in jobs in progress during 1997. The increase in sales at Klemp during the third quarter of 1997 was primarily due to its Atlanta location, which began operations in August 1996 and had sales improvements during the third quarter of 1997.

     Gross profit for the third quarter of 1997 was $8.8 million, compared to $7.2 million for the third quarter of 1996. Third quarter 1997 gross profit increased $1.6 million, or over 22%. Gross profit margin was 18.5% in the third quarter of 1997, compared to 19.7% in the comparable 1996 period. Gross profit during the third quarter of 1997 compared to 1996 improved at all significant divisions of the Company except Klemp. The increases in gross profit were due to higher volumes in the third quarter of 1997 while Klemp's gross profit was negatively affected by price compression due to strong competition in the Midwest. Gross profit margin improved at Alliance, CPI and Hanna due to the efficiencies of their increased volumes. Although experiencing increased sales during the third quarter of 1997, Auto-Lok's and Klemp's profit margins were negatively affected by price compression due to strong competition.

     SGA expenses for the third quarter of 1997 were $5.8 million, compared to $4.9 million for the third quarter of 1996. However, SGA expenses as a percentage of sales decreased to 12.2% for the third quarter of 1997 compared to 13.5% in the third quarter of 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the 30% increase in sales in the third quarter of 1997 compared to the 1996 third quarter while SGA expenses increased only 18% as a result of the fixed and semi-variable nature of certain expenses.

     Other expense for the third quarter of 1997 was just over $0.1 million, compared to $0.1 million for the third quarter of 1996. There were no individually significant or offsetting items in either of the third quarters of 1997 or 1996.

     Interest expense, net, for the third quarter of 1997 was almost $2.5 million, compared to $2.4 million for the third quarter of 1996. A slightly higher level of interest expense under the Revolving Credit Facility in the third quarter of 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was primarily due to a .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayment of the Parkdale and Gesterkamp Notes during the first half of 1997.

     Minority interests represent net operating results during the third quarter of 1997 allocated to the minority ownerships of the Company's CFI-Klemp de Mexico and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.1 million in the third quarter of 1997, compared to a benefit of almost $0.1 million in the third quarter of 1996.

The increase in the provision was due to the increase in income before taxes.

    The equity income from continuing operations of affiliate of $0.1 million in the third quarter of 1997 and the slight equity loss in the third quarter of 1996 relate to the Company's June 1995 investment in Reunion and represents the Company's proportionate share of Reunion's results from continuing operations for each quarter.

     There was no equity adjustment from discontinued operations of affiliate during either the third quarter of 1997 or 1996.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's result of operation for the third quarter of 1997.

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

     The Company's Revolving Credit Facility with Congress is subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was initially set at $20.0 million, temporarily increased to $26 million on June 20, 1995 in connection with the Company's investment in Reunion common stock, fixed at $25 million on October 18, 1995, temporarily increased to $27.5 million on May 1, 1996 and, pursuant to a May 1, 1997 amendment as discussed below, fixed at $28.0 million. At September 30, 1997, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at September 30, 1997 totaled $23.1 million. Additionally, as part of the availability under the Revolving Credit Facility, Congress provides letter of credit accommodations of up to $4.0 million. At September 30, 1997, the Company had a total of $0.5 million of letters of credit outstanding.

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

Operating Activities

     Operating activities provided $5.3 million of cash during the first nine months of 1997, compared to cash provided of $4.0 million in the first nine months of 1996, an increase of $1.3 million. An increase in income before depreciation and amortization of $1.2 million in the first nine months of 1997 compared to 1996 was offset by an increase of $1.4 million in cash used during the first nine months of 1997 compared to 1996 to fund increases in net working capital (defined as receivables, inventories and trade payables for cash flow purposes), primarily an increase in receivables as a result of the increase in sales volume. Additionally, changes in other assets and liabilities provided $2.6 million in cash during the first nine months of 1997 compared to $1.2 million of cash provided in the 1996 first nine months, an increase in cash provided of $1.5 million. This increase is primarily due to certain cash outlays at Klemp during the first nine of 1996 related to the Company's joint venture in China which did not recur in the first nine months of 1997.

Investing Activities

     Investing activities used over $3.8 million of cash during the first nine months of 1997, compared to cash provided of $0.3 million during the first nine months of 1996, an increase in cash used of $4.2 million. During the first nine months of 1996 the Company received $3.7 million in cash in repayment of previous advances made to Oneida and made a $0.2 million investment in Shanghai Klemp, none of which recurred in the first nine months of 1997. Additionally, there was a $0.7 million increase in capital expenditures, from $3.2 million in the 1996 first nine months to over $3.8 million during the 1997 first nine months.

Financing Activities

     Financing activities during the first nine months of 1997 used over $1.1 million in cash, compared to $4.2 million of cash used from financing activities during the first nine months of 1996, a decrease in cash used of almost $3.1 million. This decrease in cash used is primarily the result of a decrease of $0.5 million in the level of net borrowings under the Revolving Credit Facility during the first nine months of 1997 compared to a decrease of $2.3 million in the first nine months of 1996, as well as a decrease of $1.7 million in repayments to related parties, from $2.3 million in the first nine months of 1996 to $0.6 million in the first nine months of 1997.
Additionally, there was an increase in debt of $0.4 million during the first nine months of 1996 at the Company's Shanghai Klemp consolidated joint venture which did not recur during the first nine months of 1997.


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


Date:  November 14, 1997             CHATWINS GROUP, INC.
       -----------------                (Registrant)


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