Form 10-K
period 1997-12-31
CHATWINS GROUP INC
filed 1998-04-15
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1997
                          -----------------

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

At March 31, 1998, 242,887 shares of common stock, par value $.01 per share, were outstanding.

==============================================================================

                             CHATWINS GROUP, INC.

                              TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
                                    PART I


Item 1.   Business                                                        3

Item 2.   Properties                                                     12

Item 3.   Legal Proceedings                                              13

Item 4.   Submission of Matters to a Vote of Security Holders            13


                                   PART II


Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  13

Item 6.   Selected Financial Data                                        14

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                17

Item 8.   Financial Statements and Supplementary Data                    29

Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      59


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant             59

Item 11.  Executive Compensation                                         61

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        65

Item 13.  Certain Relationships and Related Transactions                 68


                                   PART IV


Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      76

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


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates and the effects of the year 2000
(Y2K) on electronic technology on which the Company is directly or indirectly dependent. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks, uncertainties and restrictions, certain of which are beyond the Company's control. Actual outcomes could differ from these forward-looking statements as a result of, among other things, adverse economic conditions, competition, demand for the Company's and competitors' products, financing and/or refinancing difficulties and unanticipated Y2K noncompliance effects. In light of these risks, uncertainties and restrictions, there can be no assurance that actual outcomes will equal or approximate the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

     Pursuant to a Warrant Agreement dated as of May 1, 1993 (Warrant Agreement), the Company issued 50,000 warrants (Warrants), each of which entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants are not excercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event has occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. The Company believes that no Trigger Event will occur prior to and a Payment Blockage will exist on such date, resulting in the Warrants becoming exercisable on May 3, 1998.


STRATEGY

     The Company's strategy is the establishment of large market share positions in well established niche markets. In this regard, the Company intends to continue to consider acquisitions that enhance its existing capabilities and profitability, or that are otherwise compatible with its strategies and management expertise. Since 1989, the Company has consummated nine such acquisitions. Additionally, the Company has undertaken efforts to expand export and international sales by exploring the potential for increased marketing of certain products in targeted foreign countries and joint venturing with selected international partners. The Company and Reunion are considering the possible merger of the Company with and into Reunion Industries, Inc. (Reunion). See "Possible Merger" which follows.


INVESTMENTS

Reunion - On June 20, 1995, the Company acquired 1,450,000 shares, or approximately 38%, of the then issued and outstanding shares of common stock of Reunion, a publicly traded company, and purchased 75,000 warrants to purchase shares of Reunion common stock, both from unrelated parties. Reunion's common stock is listed for quotation on the NASDAQ Small-Cap. Market under the symbol "RUNI" and on the Pacific Stock Exchange under the symbol "RUN".
     The aggregate purchase price of the common stock consisted of $5.8 million paid in cash and a $5.8 million promissory note (Parkdale Note). The aggregate purchase of the warrants consisted of $0.3 million paid in cash and a $0.2 million two-year promissory note (Gesterkamp Note). The Parkdale Note was subsequently purchased by Charles E. Bradley Sr. (Mr. Bradley), Reunion's President and Chief Executive Officer and Chairman of the Board of the Company. The Gesterkamp Note was subsequently purchased by Mr. Franklin Myers (Mr. Myers), a director of Reunion.
     Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. During the fourth quarter of 1997, Reunion reclassified its agricultural operations as continuing operations as its agricultural operations were not disposed of within one year.

     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying consolidated statement of income for the years ended December 31, 1997, 1996 and 1995 as equity income
(loss) from operations of affiliate.
     The Company made a final repayment of the Parkdale Note to Mr. Bradley in full in January 1997 with a $0.5 million payment, including interest.
Pursuant to the terms of the Gesterkamp Note, on each of January 6 and June 6, 1997, the Company made the final two principal repayments on the Gesterkamp Note of $50,000 each, plus interest, to Mr. Myers. Mr. Bradley is President, Chief Executive Officer and a director of Reunion. Thomas L. Cassidy, a director of the Company through June 16, 1997, is also a director and stockholder of Reunion. John G. Poole (Mr. Poole), a director and stockholder of the Company, is a director of Reunion.
     See "Management's Discussion and Analysis of Results of Operations", "Certain Relationships and Related Transactions." Also, see "Possible Merger" below.

CGII - The Company owns 49% of CGI Investment Corp. (CGII), which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.
     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida Molded Plastics Corp. (Oneida), the Company's former plastics division which was sold to Reunion in September 1995, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.
     The Company made three loans to CGII; $1.5 million in December 1990, $1.35 million in December 1993 and $0.3 million in February 1994. Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to the Company until the debt and related interest was paid in full. Over time, the Company has provided reserves for a substantial portion of the principal on its notes receivable from CGII. At December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.
     CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1997. Upon liquidation, these assets would be allocated among CGII's remaining creditors, one of which is the Company. See "Certain Relationships and Related Transactions - Certain Loans - Rostone and CGII."

Klemp de Mexico - In 1993, the Company entered into a joint venture with a Mexican company for the purpose of manufacturing, selling and distributing metal bar grating in Mexico. This affiliate, Acervalco-Klemp, S.A. de C.V., was 49% owned by the Company. During May 1994, the Company increased its ownership in Acervalco-Klemp, S.A. de C.V., to 85% and has consolidated the results since such date. In January 1995, the subsidiary's name was changed to Klemp de Mexico.

CFI-Klemp de Mexico - During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications. As Klemp de Mexico has a 50.1% interest in CFI-Klemp, CFI-Klemp is consolidated with Klemp de Mexico for financial reporting purposes.

Shanghai Klemp - In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company (CMIESC) and Wanggang Township Economic Development Corporation (Wanggang) to form Shanghai Klemp Metal Products Co. Ltd., (Shanghai Klemp). CMIESC is a state-owned foreign trade enterprise which trades in steel and equipment used in the manufacture of steel products. Wanggang is an independently owned, industrial development corporation focusing on economic growth in the Pudong New Area of Shanghai. As the Company has a 65% interest in Shanghai Klemp, Shanghai Klemp is consolidated for financial reporting purposes.

CGI Sales - The Company also has a wholly-owned subsidiary, CGI Sales Corporation (CGI Sales), which is a Barbados corporation that functions as the Company's foreign sales corporation. In 1997, approximately $5.0 million of the Company's sales passed-through CGI Sales.


POSSIBLE MERGER

     The Company and Reunion are considering the possible merger of the Company with and into Reunion in a tax-free exchange of stock, possibly coincident with a redemption of the Senior Notes. Such transaction, if proposed, will be subject to approvals by the Boards of Directors and stockholders of Reunion and the Company and, where appropriate, compliance with the Company's and Reunion's operative documents, including, in the case of the Company, with the covenants in the Company's Indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture) pursuant to which the Company's Senior Notes are issued and, if consummated prior to its expiration on June 30, 1998 and not renewed by the Company or Congress Financial Corporation (Congress), the Company's $28.0 million revolving credit facility (Revolving Credit Facility) with Congress. Reunion has retained an investment banking firm that conducted appraisals of the values of each party independent to the possible merger. The Company and Reunion have jointly engaged in discussions with prospective lenders. If such a merger is proposed, requisite approvals obtained and other conditions satisfied, consummation of the merger and, perhaps, redemption of the Senior Notes, could occur during 1998. If such a merger is consummated, consideration paid to the Company's stockholders of record on the effective date of the transaction would likely be a combination of Reunion common stock and cash. There can be no assurance that this transaction will be proposed or, if proposed, consummated.


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

Klemp - Founded in 1901, Klemp is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities. For financial reporting purposes, operations of Klemp de Mexico, the Company's Mexican subsidiary, and Shanghai Klemp, the Company's Chinese joint venture, are reported as part of the Klemp division.

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

Auto-Lok - Founded in 1946, Auto-Lok manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.

     The following represents net sales, EBITDA (as defined), and total assets by division and subsidiary at and for the years ended December 31, 1997, 1996 and 1995 (in thousands, including notes hereto, unless otherwise indicated):

                                                                      Total
                                    Net Sales        EBITDA(1)       Assets(2)
                                 --------------      ---------       ---------
  At and for the year ended
    December 31, 1997:
CPI                                 $ 28,171          $ 5,882         $17,071
Klemp                                 52,501            2,952          29,545
Alliance                              43,791            3,817          14,872
Hanna                                 33,420            4,721          15,916
Steelcraft                             4,378              889           1,705
Europa                                   135               29           1,326
Auto-Lok                              26,524              899          10,054
                                    --------          -------         -------
  Totals                            $188,920          $19,189         $90,489
                                    ========          =======         =======
  At and for the year ended
    December 31, 1996:
CPI                                 $ 25,107          $ 5,377         $16,236
Klemp(3)                              49,643            4,012          25,115
Alliance                              28,091            1,546          12,662
Hanna                                 29,617            3,127          15,972
Steelcraft                             4,010              771           1,766
Europa                                   148               94           1,433
Auto-Lok                              16,864             (154)          7,860
                                    --------          -------         -------
  Totals                            $153,480          $14,773         $81,044
                                    ========          =======         =======
  At and for the year ended
    December 31, 1995:
CPI                                 $ 21,191          $ 4,096         $14,633
Klemp(3)                              49,203            4,530          23,422
Alliance                              31,448            2,400          13,080
Hanna                                 27,541            3,872          17,388
Steelcraft                             3,949              878           1,873
Europa                                   224              101           1,367
Auto-Lok                              23,626            2,190           9,538
Oneida (to September 14, 1995)        26,226            2,504               -
                                    --------          -------         -------
  Totals                            $183,408          $20,571         $81,301
                                    ========          =======         =======

(1) Excludes Headquarters expenses in the years ended December 31, 1997, 1996 and 1995 of $2,398, $1,558 and $1,952, respectively. See Item 6 for operating income and a definition of EBITDA.

(2) Excludes Headquarters assets at December 31, 1997, 1996 and 1995 of $20,780, $20,286 and $24,989, respectively.

(3) EBITDA and total assets for the Klemp division have been restated to reflect the corrections of errors in inventory values at December 31, 1996 and 1995. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2."

GENERAL ASPECTS APPLICABLE TO THE DIVISIONS

Raw Materials - The major raw materials used by the Company in its fabricated, cold-rolled and machined products manufacturing divisions include steel hot-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company remained relatively constant during 1997. There can be no assurance that prices for these and other raw materials used by the Company will not increase in the future.

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

Export Sales - The Company's export sales for 1997 were approximately 4% of total sales. Export sales were primarily made in four areas during 1997 - the Middle and Far Easts, Canada and the United Kingdom. CPI accounted for a significant majority of export sales during 1997, recording sales in all four areas, mostly in the Far East. Hanna represented almost all of the remainder, primarily to Canada. CPI, Hanna and Alliance also had minor amounts of export sales to South America and China.

Backlog - The Company's consolidated backlog at December 31, 1997 and 1996 was approximately $63.4 million and $65.5 million. Except for Alliance, all backlog orders at December 31, 1997 are expected to ship within a year. Due to the nature of its business, Alliance's backlog, which represented 45% of consolidated backlog at December 31, 1997 and 1996, is expected to ship within two years.

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

Major Customers - During 1997, no customer accounted for more than 10% of the net sales of the Company. Individual divisions of the Company have had customers in certain calendar years that have accounted for in excess of 10% of that division's net sales. This occurs principally at CPI, Alliance, the Brooks operation of Hanna and Auto-Lok due to the large contract nature of their businesses, and commonly occurs for different customers from one year to the next.

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

Employees - As of December 31, 1997, the Company had a total of 1,322 people in manufacturing, sales and administrative positions. The Company believes its relations with its employees are good. However, on December 2, 1997, the employees of Klemp's Liberty, MO location staged a brief walkout as a result of the October 31, 1997 expiration of the labor agreement between the Company and the International Union of Operating Engineers. A new agreement with that union was reached and executed effective December 8, 1997 without any significant effect on the operations or business of that location. A breakdown by location and function follows.

                                                    General and
Division   Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------

CPI        McKeesport, PA      83(1)               9(2)       29         121

Klemp      Oak Brook, IL                                      12          12
           Chicago, IL         78(3)                          27         105
           Orem, UT                      101                  32         133
           Dayton, TX                     60                  21          81
           Liberty, MO         47(4)                          25          72
           Dallas, TX                     12                   3          15
           Atlanta, GA                     6                   3           9
           Lerma, State of
             Mexico (KDM)                 19                  28          47
           Lerma, State of
             Mexico (KDM-CFI)             17                   6          23

Alliance   Alliance, OH       187(5)      35                  59         281

Hanna      Chicago, IL                    82                  31         113
           Milwaukee, WI                  72                  12          84

Steelcraft Miami, OK                      31                   9          40

Hdqtrs.    Pittsburgh, PA                                     14          14

Auto-Lok   Acworth, GA                   137                  35         172
                              ---        ---       -         ---       -----
  Totals                      395        572       9         346       1,322
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires May 31, 2001.
(2)  United Steelworkers of America - Contract expires May 31, 2001.
(3) International Association of Bridge, Structural and Ornamental Iron Workers - Contract expires April 30, 1998.
(4) International Union of Operating Engineers - Contract Expires December 8, 2001.
(5)  United Steelworkers of America - Contract expires June 14, 1999.

Insurance - The Company maintains general liability, product liability, property, workers' compensation, and other insurance in amounts and on terms that it believes are customary for companies similarly situated.

Environmental - Since 1988, the Company has followed procedures and maintained strict policies designed to protect the environmental welfare of its employees and the communities surrounding its various locations.
     As a part of a refinancing by the Company in 1990, environmental audits were performed at the Company's various locations by independent environmental engineering companies. Recommendations contained in those audits were implemented by the Company. Each facility is monitored as part of the Company's internal environmental and hazardous materials management program. The Company has also completed a compliance program for polychlorinated biphenyls and to remove or encapsulate asbestos at all of its facilities. A policy of seeking substitutes for hazardous materials has been established and many potentially hazardous substances have been replaced by environmentally safe items. The Company's employees have been trained to work properly with potentially hazardous substances and to read and understand Material Safety Data Sheets.
     In September 1988, U.S. Metalsource Corp. (Metalsource), the owner of the Ipsen facility prior to the Company, removed substantial quantities of solvent contaminated soil from the Ipsen facility to a licensed landfill. While almost all of the contaminated soil was removed, isolated areas could not be removed due to building safety concerns. A residual groundwater contamination problem remains. Alco Standard Corporation (Alco), the owner of the Ipsen facility during the time when the vast majority of the contamination occurred, has agreed to perform, pay for and assume direct responsibility and liability for, and hold the Company harmless in respect of, the remediation of the remaining contamination including an ongoing groundwater remediation plan which has been approved by the Illinois Environmental Protection Agency. Concurrent with its sale of the Ipsen assets, the Company assigned to the purchaser the Company's rights to this agreement with Alco. The Company also covenanted with the purchaser to complete or cause to be completed the remediation of the remaining contamination if Alco should fail to honor its agreement. As of December 31, 1997, the Company had received no notice that Alco was not performing under the approved groundwater remediation plan.
     As a result of these efforts, the Company believes that its business, operations and facilities are being operated in substantial compliance with applicable environmental and health and safety laws and regulations. In addition, the Company is aware of no environmental claims that have been or could be asserted against the Company, other than those claims that the Company believes have been resolved or are the subject of indemnification agreements with former owners of the Company's properties.

Item 2.   Properties.
          -----------

     The Company has a total of 97.3 acres and 1,869,716 square feet being used for ongoing operations throughout the United States, China and Mexico. During 1997, Klemp established a global headquarters in Oak Brook, IL, for its executive management and administrative staff and CPI established a sales office in Beijing, China. Except for these offices, Klemp de Mexico's sales offices as discussed below, and the Company's corporate headquarters in Pittsburgh, PA, which is administrative, all locations are both manufacturing and administrative facilities:

                                                                 Lease
                                 Square      Land              Expiration
Division      Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
CPI           McKeesport, PA    602,772      37.0     Owned         -
              Beijing, China        808        -      Leased    10/31/00

Klemp         Oak Brook, IL       4,871        -      Leased     4/30/02
              Chicago, IL       196,461       7.6     Owned         -
              Orem, UT           90,000       5.0     Owned         -
              Dayton, TX         41,250       7.8     Owned         -
              Dallas, TX         21,600        -      Leased     1/31/02
              Liberty, MO        55,551       5.7     Owned         -
              Atlanta, GA        12,000        -      Leased     5/31/99
              Lerma, State of
                Mexico (KDM)     25,000        -      Leased     3/20/01
              Lerma, State of
                Mexico (KDM-CFI) 33,750        -      Leased     6/30/99

Alliance      Alliance, OH      383,865      14.8     Owned         -

Hanna         Chicago, IL        85,283       2.7     Owned         -
              Milwaukee, WI      48,000       3.2     Owned         -

Steelcraft    Miami, OK          39,120      13.5     Owned         -

Headquarters  Pittsburgh, PA      6,485        -      Leased     8/31/01

Auto-Lok      Acworth, GA       222,900        -      Leased     3/12/08


     In addition to the above facilities, Klemp de Mexico has sales offices rented under informal arrangements throughout Mexico in the cities of Coatzacoalcos, Guadalajara, Mexico City, Monterrey, Tampico and Villahermosa.
     Hanna's location in Milwaukee, WI includes two buildings; one of approximately 41,000 square feet and the other of approximately 7,000 square feet. During the first quarter of 1998, the Company undertook a project to expand the smaller building by 20,000 square feet as the result of a sole-source supply agreement for double welded hydraulic cylinders executed with one of Brooks' major customers located in Horicon, WI. See "Business - Hanna." The Company is currently pursuing the sale and short-term leaseback of its Klemp division facility in Chicago with the ultimate intent to relocate such operations to a newer and improved facility in the greater Chicago area.
     The Company believes that all of its facilities have been in operation for a sufficient period of time to demonstrate their suitability for their individual purposes. The production capacities of the Company's facilities, subject to the completion of the expansion of Hanna's Milwaukee, WI facility and relocation of Klemp's Chicago operations, both discussed above, are believed by the Company to be sufficient for the Company's anticipated future needs.
     In addition to the property listed above, the Company owns 92.7 acres of farm land adjacent to its former Ipsen facility, in Boone County, IL, which were retained by the Company after the Ipsen sale.


Item 3.   Legal Proceedings.
          ------------------

     In June 1993, the U.S. Customs Service (Customs) made a demand on the Company's former industrial rubber distribution division for $612,948.30 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following the Company's initial response raising various arguments in defense, Customs responded in January 1997 by reducing its demand to $370,968.00 and reiterating that demand in October 1997. Should the claim not be resolved, Customs threatens suit in the International Court of Claims. The Company continues to believe there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.
     In addition to the aforementioned Customs claim, the Company is involved in other various legal proceedings and product liability claims and believes that none of these individually or in the aggregate will have a material effect on the financial condition or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during 1997.



                                   PART II


Item 5.   Market for the Registrant's Common Stock and
          --------------------------------------------
            Related Stockholder Matters.
            ----------------------------

     The common stock of the Registrant (Common Stock), par value $0.01 (whole dollars) per share, is not traded in public markets. As of March 31, 1998, there were twelve holders of record of the Common Stock. The Company has not paid, and does not expect to pay in the foreseeable future, dividends on the Common Stock. The Company intends to retain its earnings for the future operation and expansion of the business. In addition, the Indenture and the Loan Agreement place restrictions on the Company's ability to declare or pay dividends on, or make any distribution in respect of, the Company's capital stock, or purchase, redeem or otherwise acquire or retire for value any shares of the Company's capital stock. See Item 1. "Business - Possible Merger", for a discussion of a possible merger of the Company with Reunion.

Item 6.   Selected Financial Data.
          ------------------------

                    SELECTED HISTORICAL FINANCIAL DATA(13)
                    (in thousands, including notes hereto,
              except for share and per share amounts and ratios)

Year Ended December 31,          1997      1996      1995     1994     1993
                               --------  --------  -------- -------- --------
EARNINGS DATA(1):

Net sales                      $188,920  $153,480  $183,408 $154,710 $111,457
Cost of sales                   153,394   123,722   146,698  125,135   89,416
                               --------  --------  -------- -------- --------
Gross profit                     35,526    29,758    36,710   29,575   22,041
Selling, general and
  administrative expenses(2)     22,283    19,899    21,169   19,653   14,141
Other (income) expense, net         436       275       407     (176)     589
                               --------  --------  -------- -------- --------
Operating profit                 12,807     9,584    15,134   10,098    7,311
Interest expense, net(3)          9,776     9,559     9,800    8,567    6,179
Minority interests                 (141)        -         -        -        -
                               --------  --------  -------- -------- --------
Income before income taxes
  from continuing operations      3,172        25     5,334    1,531    1,132
Provision for income taxes(4)       851         8       909      276      470
                               --------  --------  -------- -------- --------
Income from continuing
  operations                   $  2,321  $     17  $  4,425 $  1,255 $    662
                               ========  ========  ======== ======== ========
Income (loss) from continuing
  operations applicable to
  common stock(5)              $  1,865  $   (439) $  3,969 $    805 $     87
                               ========  ========  ======== ======== ========
Average equivalent common
  shares outstanding(12)        292,887   292,887   292,887  293,242  304,655
                               ========  ========  ======== ======== ========
Income (loss) from continuing
  operations per common
  share(12)                    $   6.37  $  (1.49) $  13.55 $   2.74 $   0.29
                               ========  ========  ======== ======== ========
Ratio of earnings to
  fixed charges(6)                1.30x     1.00x     1.52x    1.16x        -
                               ========  ========  ======== ======== ========
OPERATING AND OTHER DATA:

EBITDA(7)                      $ 16,791  $ 13,215  $ 18,619 $ 12,546 $ 11,698
                               ========  ========  ======== ======== ========
Cash flow from (used in)
  operating activities            3,616     3,761     2,472   (1,432)   4,071
                               ========  ========  ======== ======== ========
Cash flow from (used in)
  investing activities           (5,044)   (1,190)   (6,866)  (4,321)  (5,004)
                               ========  ========  ======== ======== ========
Cash flow from (used in)
  financing activities            1,806    (2,303)    4,725    5,271    1,703
                               ========  ========  ======== ======== ========

Depreciation and
  amortization(8)                 3,843     3,631     3,974    3,900    3,392
                               ========  ========  ======== ======== ========
Capital expenditures              5,044     4,704     4,852    5,085    1,682
                               ========  ========  ======== ======== ========
Ratio of EBITDA to interest
  expense(7)                      1.82x     1.48x     2.02x    1.54x    2.02x
                               ========  ========  ======== ======== ========

At December 31,                  1997      1996      1995     1994     1993
                               --------  --------  -------- -------- --------
BALANCE SHEET DATA:

Working capital(11)            $ 28,280  $ 25,042  $ 24,786 $ 22,804 $ 18,426
                               ========  ========  ======== ======== ========
Total assets                    111,269   101,330   106,290   94,491   71,953
                               ========  ========  ======== ======== ========
Total long-term debt(10)         50,723    50,746    50,770   51,646   55,943
                               ========  ========  ======== ======== ========
Redeemable preferred stock        8,026     7,570     7,114    6,658    6,208
                               ========  ========  ======== ======== ========
Stockholders' equity(9)          (7,551)   (9,354)   (8,190) (11,608) (12,121)
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

(2) Includes Performance Unit Plans (PUPs) expense related to plans that were terminated concurrently with the issuance and sale of the Senior Notes. Such expense for 1993 was $995.

(3) Includes amortization of debt issuance expenses of the following amounts for the following years: 1997: $550; 1996: $632; 1995: $564; 1994: $444 and
1993: $395.

(4) See Note 19 to the consolidated financial statements of the Company for the year ended December 31, 1997. Due primarily to the use of net operating loss carryforwards, the Company's actual cash payments, net of refunds, relating to state and federal income taxes for the years ended December 31, 1993 through December 31, 1997 have been approximately $72, $533, $20, $53 and $205, respectively.

(5) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock as follows: 1997: $456; 1996: $456; 1995: $456; 1994: $450 and 1993: $575.

(6)  See Item 14, Exhibit 12.1.

(7)  EBITDA is calculated as follows:

                                 1997     1996     1995     1994     1993
                               -------- -------- -------- -------- --------
Income from continuing
  operations                   $  3,172 $     25 $  5,334 $  1,531 $  1,132
Interest expense, net(3)          9,776    9,559    9,800    8,567    6,179
Depreciation and amortization(8)  3,843    3,631    3,974    3,900    3,392
Gain on sale of business              -        -   (1,190)  (1,452)       -
Loss on notes receivable              -        -      701        -        -
PUPs expense(2)                       -        -        -        -      995
                               -------- -------- -------- -------- --------
     EBITDA                    $ 16,791 $ 13,215 $ 18,619 $ 12,546 $ 11,698
                               ======== ======== ======== ======== ========

The Company has included EBITDA and the ratio of EBITDA to interest expense in the Selected Historical Financial Data due to the close relationship of these line items to the Company's financial covenants benefitting the Senior Notes.

(8)  Excludes amortization of debt issuance expenses.  See footnote (3) above.

(9) Stockholders' equity has been reduced by accretions for redemption value of and dividends on preferred stock of $14.0 million through 1997.

(10) Excludes borrowings under revolving credit facilities.

(11) Represents current assets less current liabilities excluding borrowings under revolving credit facilities.

(12) Includes the dilutive effect of the Warrants.

(13) Certain amounts for the years from 1993 through 1996 have been restated to reflect the correction of errors in inventory values at the Company's Klemp division. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2."

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operations.
            ------------------------------------

General

     Through September 14, 1995, the date Oneida was sold, the Company's organizational structure included six divisions that design, manufacture and market metal products, a wholly-owned subsidiary that manufactures high volume, precision plastic products and provides engineered plastic services, an oil and gas division and an equity investment in an oil, gas and real estate development company. In 1995, the combined operations of the six metal manufacturing divisions accounted for approximately 85% of the Company's net sales and approximately 91% of the Company's operating income before corporate office expenses. In 1996 and 1997, substantially all of the Company's operations related to metal products. As discussed below, several changes to the Company's structure transpired in 1995 and 1996. There were no significant changes to the Company's structure during 1997.
     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion from Parkdale and purchased the Gesterkamp Warrants from P. Dean Gesterkamp. Subsequent to Reunion's acquisition of Oneida in September 1995 and the merger of Oneida and Rostone in February 1996, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. During the fourth quarter of 1997, Reunion reclassified its agricultural operations as continuing operations as its agricultural operations were not disposed of within one year. Reunion was also engaged in producing and selling crude oil and natural gas in the United States until May 1996, when Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million owed to the Company as a result of the acquisition of Oneida by Reunion. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying consolidated statement of income for the years ended December 31, 1997, 1996 and 1995 as equity income (loss) from operations of affiliate.
     On September 14, 1995, the Company, through Chatwins Holdings Inc. (CHI), sold its holdings of all of the issued and outstanding shares of common stock and preferred stock of Oneida to Reunion, approximately 38% of the common stock of which is owned by the Company. See "Liquidity and Capital Resources."
     The Company considered Oneida to be a segment of a business as defined in APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company holds a minority voting interest in Reunion which, as discussed above, purchased Oneida from the Company. Accordingly, Oneida's historical operating results and the pre-tax gain on sale are included as part of the Company's continuing operations, pursuant to SAB 93. As Oneida was sold to an affiliate, the Company reduced the carrying value of its investment in Reunion by approximately $0.7 million, which represented 38% of the pre-tax gain of approximately $1.9 million from the sale of Oneida. The remaining pre-tax gain of $1.2 million was recorded as part of other income in the accompanying consolidated statement of income for the year ended December 31, 1995. For the 1995 period ended on September 14, 1995, Oneida had income before income taxes of $1.3 million. See "Liquidity and Capital Resources."
     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. See "Liquidity and Capital Resources."
     In December 1995, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. See "Liquidity and Capital Resources."
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc. to form CFI-Klemp. CFI-Klemp is in the business of metal fabrications.
     Pursuant to paragraph 11 of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. During 1996, the three-year cumulative inflation rate in Mexico exceeded 100%. Accordingly, effective January 1, 1997, the functional currency for the financial statements of Klemp de Mexico changed from the Mexican Peso to the U.S. dollar. Therefore, foreign currency exchange gains and losses are included in income currently.
     The Company's products and services are sold primarily to customers in the U.S. for use in a variety of industries. Consequently, its businesses are generally affected by the levels of industrial activity and economic conditions in the U.S. Overall industrial growth, levels of capital spending and interest rates are among the factors that affect the demand for the Company's products and services.

The Year 2000 (Y2K)

     The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date- and time-dependent. The Company is aware that the coming of Y2K poses pervasive and complex problems in that virtually every computer operation, unless it is Y2K compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by the electronic technology of "00" as the year 1900 rather than Y2K. The Company is also aware that it may not only be negatively impacted by the failure of its own systems to be Y2K compliant, but may also be negatively impacted by the Y2K non-compliance of its vendors, customers, lenders and any other party with which the Company transacts business.
     In 1995, the Company undertook a project to invest in and install a time-critical manufacturing and management information system at certain of its significant divisions in an effort directed towards the goals of cost savings and improved information flow by substantially improving all operational processes. Y2K compliant technology is part of this system and the Company anticipates no material adverse effects to its new operating systems from Y2K. In addition to internal Y2K compliance, the Company is surveying all significant vendors, customers, lenders and other outside parties with which it transacts business in an effort to identify Y2K non-compliance by such parties. Initial results indicate that those important parties with which the Company does business are Y2K conscious and will be substantially compliant by the end of 1998.

     The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. Management does not expect the incremental cost to the Company of enterprise-wide Y2K compliance to be material to its operations but recognizes that the failure of the Company or any party with which the Company conducts business to be Y2K compliant in a timely manner could have a material adverse impact on the operations of the Company.

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Generally, SFAS No. 130 requires the reporting of other comprehensive income, which refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period comparative financial statements.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements for interim and annual periods. SFAS No. 131 also requires disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in consolidated financial statements and related notes. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.
     In February 1998, The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.
     The Company expects to adopt SFAS Nos. 130, 131 and 132 in 1998. Although these statements will require the Company to evaluate its current reporting and disclosure requirements, their adoptions are not expected to affect amounts recorded in the primary consolidated financial statements.

Possible Merger

     The Company and Reunion are considering the possible merger of the Company with and into Reunion in a tax-free exchange of stock, possibly coincident with a redemption of the Senior Notes. Such transaction, if proposed, will be subject to approvals by the Boards of Directors and stockholders of Reunion and the Company and, where appropriate, compliance with the Company's and Reunion's operative documents, including, in the case of the Company, with the covenants in the Company's Indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture) pursuant to which the Company's Senior Notes are issued and, if consummated prior to its expiration on June 30, 1998 and not renewed by the Company or Congress Financial Corporation (Congress), the Company's $28.0 million revolving credit facility (Revolving Credit Facility) with Congress. Reunion has retained an investment banking firm that conducted appraisals of the values of each party independent to the possible merger. The Company and Reunion have jointly engaged in discussions with prospective lenders. If such a merger is proposed, requisite approvals obtained and other conditions satisfied, consummation of the merger and, perhaps, redemption of the Senior

Notes, could occur during 1998. If such a merger is consummated, consideration paid to the Company's stockholders of record on the effective date of the transaction would likely be a combination of Reunion common stock and cash. There can be no assurance that this transaction will be proposed or, if proposed, consummated.

Prior Period Adjustment

     The Company's consolidated financial statements at and for the years ended December 31, 1996 and 1995 have been restated to correct errors in the recorded book value of inventory at one of the Company's significant divisions. In early 1998, the Company's corporate management became aware of an overstatement in the December 31, 1997 recorded book value of inventory at its Klemp division in the aggregate amount of $2,239,000. The overstatement came to the attention of the Company's corporate management as a result of physical counts made at year end 1997. A review of this difference by corporate management led to the discovery that quantities and costing standards used to value inventory at the Klemp division had been overstated in prior periods and that such overstatements had intentionally not been disclosed to the Company's corporate management by Klemp division management. Of the $2,239,000, $158,000 relates to 1997, $338,000 relates to 1996 and
$312,000 relates to 1995.  The remainder relates to periods prior to 1995.


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales for 1997 totaled $188.9 million, compared to $153.5 million for 1996, increasing $35.4 million, or 23%. Sales increased at all divisions of the Company. Sales increased $15.7 million at Alliance, $9.6 million at Auto-Lok, $3.8 million at Hanna, $3.1 million at CPI, $2.8 million at Klemp and $0.4 million at Steelcraft. Included in Klemp's sales increase was $0.6 million at Shanghai Klemp and $0.4 million at Klemp de Mexico. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest domestic customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is primarily due to a significant increase in orders associated with the steel industry that began in the fourth quarter of 1996 and continued into 1997. The sales increase at Klemp was achieved in the fourth quarter of 1997 reflecting an improving market trend over the softening market that began in 1996.
     Gross profit for 1997 was $35.5 million, compared to $29.8 million for 1996. Gross profit for 1997 increased $5.8 million, or 19%. Gross profit margin was 18.8% in 1997, compared to 19.4% in 1996. Gross profit during 1997 compared to 1996 improved at all divisions of the Company except for Klemp. Excluding Klemp, the increases in gross profit were due to higher volumes in 1997 while Klemp's gross profit was negatively affected by competitive pricing pressures in the markets it serves, primarily the Midwest, and non-cash charges to 1997 and 1996 earnings for provisions for losses on inventories. See "General - Prior Period Adjustments" above. Gross profit margin improved significantly at Hanna due to the efficiencies of increased volume and cost savings programs and, except for Klemp, increased at the Company's other divisions, all related to volume increases as well. Profit margin at Klemp was negatively affected by competitive pricing pressures in the markets it serves, primarily the Midwest, and the non-cash inventory charge discussed above.
     Selling, general and administrative (SGA) expenses for 1997 were $22.3 million, compared to $19.9 million for 1996. However, SGA expenses as a percentage of sales decreased to 11.8% for 1997 compared to 13.0% in 1996.
The decrease in SGA expenses as a percentage of sales was primarily due to the 23% increase in sales while SGA expenses increased only 12% as a result of the fixed and semi-variable nature of certain expenses.
     Other expense for 1997 was $0.4 million compared to $0.3 million in 1996. There were no individually significant or offsetting items in either 1997 or 1996.
     Interest expense, net, for 1997 was $9.8 million, compared to almost $9.6 million for 1996. A slightly higher level of interest expense under the Revolving Credit Facility in 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness. The increase in interest expense on the Revolving Credit Facility was due to a .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayments of the Parkdale Note and Gesterkamp Note during the first half of 1997.
     Minority interests of $0.1 million represent losses during 1997 allocated to the minority ownerships of the Company's CFI-Klemp de Mexico and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.
     There was a tax provision of $0.9 million in 1997 compared to less than $0.1 million in 1996. The increase in the provision for income taxes was due to the increase in pre-tax earnings, partially offset by the $360,000 reduction in the valuation allowance for deferred tax assets. See "Liquidity and Capital Resources."
     During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. During the fourth quarter of 1997, Reunion reclassified its agricultural operations as continuing operations as such operation was not sold within one year. In its 1996 annual report, Reunion reported a loss from discontinued operations of $1,317,000, which included a gain on disposal of its previously discontinued oil and gas operations of $1,122,000, an estimated loss on disposal of its discontinued agricultural operations of $2,000,000, and a loss on discontinued agricultural operations of $439,000. The Company's proportional share of Reunion's loss from discontinued operations in 1996 was stated in its 1996 annual report as $301,000, net of taxes. As the result of the reclassification of its previously discontinued agricultural operations to continuing operations in late 1997, in its 1997 annual report, Reunion reclassified its 1996 loss from agricultural operations of $439,000 to continuing operations and $1,290,000 of its estimated loss on disposal of discontinued agricultural operations to writedown of agricultural development costs in continuing operations. Reunion reversed the remaining estimated loss on disposal of its previously discontinued agricultural operations of $710,000 in 1997, which was offset by a 1997 writedown of agricultural development costs. The Company's consolidated statement of income for the year ended December 31, 1996 presented herein has been reclassified accordingly.
     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results for 1997, 1996 and 1995 is included in the accompanying consolidated statement of income for each of the three years ended December 31, 1997 as equity income (loss) from operations of affiliate.

     The equity losses from continuing operations of affiliate of $0.2 million in 1997 and $0.5 million in 1996 represent the Company's proportionate shares of Reunion's results from continuing operations for each period.
     The equity income from discontinued operations of affiliate of $0.2 million in 1997 and $0.1 million in 1996 represent the Company's proportionate shares of Reunion's results from discontinued operations.
     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's results of operations for 1997.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales for 1996 totaled $153.5 million, compared to $183.4 million for 1995 (including $26.2 million from Oneida, which was sold on September 14, 1995). Excluding the sales of Oneida, net sales decreased $3.7 million, or 2%. Sales increased at the Company's CPI, Hanna and Klemp divisions but decreased at Auto-Lok and Alliance. By division, sales increased $3.9 million at CPI, $2.1 million at Hanna and $0.4 million at Klemp. Sales decreased $6.8 million, or 29%, at Auto-Lok and $3.4 million at Alliance. The increases in sales at CPI and Hanna are primarily due to an increase in demand for their products as a result of increased marketing efforts, with CPI experiencing increased sales both domestically and in direct and indirect export sales.
The decrease in sales at Auto-Lok and Alliance was primarily due to soft markets for their products and the resulting increase in competition which held down orders through nearly the first eight months of 1996. Orders began to increase in August 1996 at both Auto-Lok and Alliance, with consolidated orders for the last four months of 1996 totalling $72 million, which included a total of $35 million at Alliance and Auto-Lok, the highest level over a four month period in Company history, resulting in a total-Company backlog at year-end 1996 of $66 million, its highest level since month-end August 1995.
     Gross profit for 1996 was $29.8 million, compared to $36.7 million for 1995. Gross profit for 1995 included $4.6 million from Oneida. Excluding Oneida's 1995 gross profit, 1996 gross profit decreased $2.3 million. Profit margin decreased to 19.4% in 1996, compared to 20.0% in 1995, excluding the gross profit and sales of Oneida. Gross profit and profit margin in 1996 compared to 1995 improved at CPI but decreased at the other divisions of the Company. The improvements in gross profit and margin at CPI were primarily due to the efficiencies of higher volume. The decreases at Auto-Lok were primarily due to lower volume as a result of a softening in the markets for Auto-Lok's products. The decreases at Alliance were primarily due to a decline in volume during the second half of 1996 as well as a change in product mix from higher margin fabrication sales to lower margin engineered products caused by a change in customer demand. The decreases at Steelcraft were primarily due to unfavorable labor and overhead variances. Hanna was affected by competitive pressures in the hydraulic cylinder industry which resulted in sales price compression and a change in product mix to lower margin specialty cylinders caused by a change in customer demand, in addition to manufacturing inefficiencies caused by the harsh weather conditions in the Midwest during the first and fourth quarters of 1996. Klemp's gross profit and margin were affected by competitive pricing pressures, primarily in its Midwest market, which began in the fourth quarter of 1996, as well as non-cash charges to 1996 and 1995 earnings for provisions for losses on inventories. See "General - Prior Period Adjustments" above.
     Selling, general and administrative (SGA) expenses for 1996 were $19.9 million, compared to $21.2 million for 1995. SGA expenses for 1995 included $2.5 million from Oneida. Excluding Oneida's SGA expenses, year-to-date 1996 SGA expenses increased $1.2 million compared to 1995. SGA expenses as a percentage of sales, excluding the SGA expenses and sales of Oneida, increased to 13% in 1996 compared to 12% in 1995. The increase in SGA expenses primarily relates to additional expenses incurred in connection with increased marketing and sales efforts, both domestically and internationally.
     Other expense for 1996 was $0.3 million, compared to other expense of $0.4 million for 1995, which included other expenses of Oneida of $0.2 million. Other expense for 1995 included a $1.2 million gain on the sale of Oneida and a $0.7 million loss on the settlement of notes receivable from an affiliated company. Excluding Oneida's other expenses of $0.2 million, the $0.7 million settlement loss on affiliated notes receivable and the $1.2 million gain on the sale of Oneida, 1995 had other expenses of $0.7 million compared to $0.3 million for 1996. Other expenses for 1995 included approximately $0.3 million related to the devaluation of the Mexican Peso during 1995, which resulted in foreign currency transaction losses at the Company's Mexican subsidiary. Such losses did not recur in 1996.
     Interest expense, net, for 1996 was $9.6 million, which was approximately $0.2 million less than interest expense, net, for 1995. Interest expense for 1995 included $0.6 million related to Oneida. Excluding Oneida's interest expense, 1996 interest expense increased $0.4 million over 1995. The increase is primarily due to a higher level of debt during the first nine months of 1996 as a result of the investment in Reunion common stock.
     There was a tax provision of less than $0.1 million in 1996, compared to a tax provision of $0.9 million in 1995. The tax provisions were attributable to the pre-tax incomes in each period. Additionally, in 1995, the provision for income taxes was reduced by a $1.3 million reduction in the valuation allowance for deferred taxes.
     During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. During the fourth quarter of 1997, Reunion reclassified its agricultural operations as continuing operations as such operation was not sold within one year. In its 1996 annual report, Reunion reported a loss from discontinued operations of $1,317,000, which included a gain on disposal of its previously discontinued oil and gas operations of $1,122,000, an estimated loss on disposal of its discontinued agricultural operations of $2,000,000, and a loss on discontinued agricultural operations of $439,000. The Company's proportional share of Reunion's loss from discontinued operations in 1996 was stated in its 1996 annual report as $301,000, net of taxes. As the result of the reclassification of its previously discontinued agricultural operations to continuing operations in late 1997, in its 1997 annual report, Reunion reclassified its 1996 loss from agricultural operations of $439,000 to continuing operations and $1,290,000 of its estimated loss on disposal of discontinued agricultural operations to writedown of agricultural development costs in continuing operations. The Company's consolidated statement of income for the year ended December 31, 1996 presented herein has been reclassified accordingly.
     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportionate share of Reunion's operating results for 1996 and 1995 is included in the accompanying consolidated statement of income for each of the two years ended December 31, 1996 as equity income (loss) from operations of affiliate.
     The equity loss from continuing operations of affiliate of $0.5 million in 1996 and $0.1 million in 1995 represent the Company's proportionate shares of Reunion's results from such periods.
     The equity income from discontinued operations of affiliate of $0.1 million in 1996 relates to the Company's proportionate share of Reunion's results from discontinued operations for 1996. Reunion had no results from discontinued operations in 1995.

Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Revolving Credit Facility, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings, if necessary, under the Revolving Credit Facility or other line-of-credit facility should the Revolving Credit Facility be refinanced. While Oneida was a subsidiary of the Company, its liquidity was managed separately.
     On May 3, 1993, the Company issued the Senior Notes and the Warrants.
The Senior Notes bear interest at a rate equal to 13% per annum. Interest on the Senior Notes is payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2003. The Senior Notes are redeemable at the option of the Company in whole or in part at any time on or after May 1, 1998. If the Company and Reunion merge, it is possible that the Company will redeem the Senior Notes coincident with the merger. See "Possible Merger" above and Item 1. "Business - Possible Merger." The Company is required to redeem $12.5 million principal amount of the Senior Notes on each of May 1, 2000, May 1, 2001 and May 1, 2002, at a redemption price of 100% of the principal amount thereof, plus interest accrued thereon to the redemption date. The Company is required to offer to purchase $25 million in principal amount of the Senior Notes (being 50% of the principal amount of the Senior Notes originally issued) on each of June 1, 1999 and June 1, 2000 at a purchase price of 100% of the principal amount, plus accrued interest on the principal amount purchased to the purchase date. The Senior Notes are senior obligations of the Company, ranking senior in right of payment to all current and future subordinated indebtedness of the Company and pari passu in right of payment to all current and future senior indebtedness of the Company, subject, however, to the security interests in certain assets granted to Congress pursuant to the Revolving Credit Facility. The Company's obligations under the Senior Notes are secured by a pledge by Mr. Bradley and Mr. Poole of an aggregate of approximately 60% of the outstanding shares of the Common Stock of the Company pursuant to a securities pledge agreement dated May 1, 1993 (Securities Pledge Agreement).
     The Warrants entitle the holders thereof to purchase an aggregate of 50,000 shares of common stock, or approximately 17% of the Company's outstanding common stock on a fully diluted basis, at $.01 per share. The Warrants expire on May 3, 2003. The Warrants are not exercisable except upon the occurrence of certain trigger events, including an initial public offering, a failure to offer to repurchase the Warrants on May 3, 1998 for their fair market value or certain changes in ownership control. No Warrants have been exercised through December 31, 1997. The Company has notified the Warrant holders that it does not expect to be able to offer to repurchase the Warrants on May 3, 1998, in which case the Warrants will become exercisable.
     On March 4, 1994, the Company refinanced an existing facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. In May 1997 the Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was increased to $28 million through the remainder of the term of the Loan Agreement. At December 31, 1997, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at December 31, 1997 totalled $26.1 million.
     The Revolving Credit Facility consists of three availability components (the "Availability A Component", the "Availability B Component" and the "Availability C Component") under which Congress makes advances to the Company. Availability under the Revolving Credit Facility with respect to the Availability A Component is determined by reference to a borrowing base consisting of (i) 85% of the Net Amount of Eligible Accounts (as defined in the Loan Agreement) plus (ii) the lesser of (A) the sum of (1) 50% of the Value of the Eligible Inventory (as defined in the Loan Agreement) consisting of finished goods or raw materials, plus (2) 10% of the Value of Eligible Work-in-Process (as defined in the Loan Agreement) or (B) $7 million, less
(iii) under certain circumstances, availability reserves established by Congress. Additionally, the total advanced under the Availability A Component is limited by the Maximum Credit, less amounts outstanding under Availability B and C Components. The Availability B and C Components were fully drawn in 1994 and are being repaid according to a monthly amortization schedule which, once repaid, may not be reborrowed. Additionally, as part of the availability under the Revolving Credit Facility, Congress will provide letter of credit accommodations of up to $4.0 million. At December 31, 1997, the Company had a total of $0.5 million of letters of credit outstanding.
     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%. The facility also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee. The Loan Agreement was originally scheduled to expire on March 4, 1997 but has been extended to June 30, 1998 and is renewable annually thereafter. At December 31, 1997, borrowings outstanding under the Revolving Credit Facility included $25.8 million under the Availability A Component, $0.1 million under the Availability B Component and $0.2 million under the Availability C Component. The Company and Congress made various amendments to the Revolving Credit Facility, discussions of which follow.
     The Revolving Credit Facility is secured by a lien in favor of Congress on the Company's inventory, accounts receivable and certain related property, such as documents, instruments, books and records, to the extent necessary to permit foreclosure on the inventory and accounts receivable. Additionally, at December 31, 1997, $0.1 million of this borrowing is secured by the real property of Klemp's Liberty, MO location.
     The Loan Agreement contains certain events of default, including the failure by the Company's current majority stockholder to own or control more than 50% of the outstanding shares of the Company, and other covenants customary for loans of this type.
     From April 1, 1994 to September 15, 1995, the period during which Oneida was a wholly-owned subsidiary of the Company, the Company made advances to Oneida totalling $4.9 million (Oneida Advances), including interest and certain charges. The liabilities of Oneida upon its sale to Reunion included these advances. Subsequent to the sale of Oneida, the Company received cash payments of $1.6 million in 1995 and $3.7 million in 1996, each including interest at 10% per annum, in full repayment of these advances.
     Prior to the sale of Oneida, Oneida had a $5.0 million credit facility with Congress. This facility consisted of a term loan and a revolving loan. In addition to the above advances, this facility provided a primary source of liquidity to Oneida.
     On June 20, 1995, the Company acquired the Reunion common stock. The purchase price consisted of $5.8 million in cash and the Parkdale Note. On September 14, 1995, Mr. Bradley purchased the Parkdale Note from Parkdale and the Company made a partial repayment of the Parkdale Note as required by the terms thereof equal to the $3.1 million proceeds from the sale of Oneida. In May 1996, the Company made a partial repayment of the Parkdale Note totalling $1.7 million, including interest thereon, primarily from the $3.7 million in cash received by the Company from Reunion in final payment of the Oneida advances. The remainder of the proceeds were paid to Congress. During 1996, the Company made payments totalling $2.6 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. At December 31, 1996, the Company's liability to Mr. Bradley under the Parkdale Note was $0.5 million, including interest, which was repaid in full in January 1997. In connection with the purchase of the Reunion common stock, the Company purchased the Gesterkamp Warrants. The purchase price for the Gesterkamp Warrants totalled $0.5 million and consisted of $0.3 million paid in cash and the Gesterkamp Note. Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Franklin Myers, a director of Reunion. Pursuant to the terms of the Gesterkamp Note, the Company made principal repayments of $50,000, plus interest at 10% per annum, on each of January 6 and June 6, in each of 1996 and 1997. As of June 6, 1997, the Gesterkamp Note was fully repaid.
     The cash portions of the above transactions, as well as, among other things, the Company's May 1 and November 1, 1996 semi-annual interest payments on the Senior Notes, were funded with borrowings, including temporary overadvances, under the Revolving Credit Facility.
     On May 1, 1997, Congress and the Company amended the Revolving Credit Facility to provide for an increase in the Maximum Credit to $28.0 million from $25.0 million. The proceeds from this increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1997 semi-annual interest payment on its $50.0 million of 13% per annum Senior Notes.
     The Company anticipates funding its May 1, 1998 semi-annual interest payment on the Senior Notes from one or more sources, including availability under the Revolving Credit Facility, possibly under a temporary overadvance, if necessary, and/or proceeds from the sale and short-term leaseback of the Klemp division's manufacturing facility in Chicago. See Item 2. "Properties."
     The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone. On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.
     The Company made three loans to CGII; $1.5 million in December 1990, $1.35 million in December 1993 and $0.3 million in February 1994. Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to Chatwins until the debt and related interest was paid in full. Over time, the Company has provided reserves for a substantial portion of the principal on its notes receivable from CGII. At December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1997. Upon liquidation, these assets would be allocated among CGII's remaining creditors, one of which is the Company. See "Certain Relationships and Related Transactions - Certain Loans - Rostone and CGII."
     In December 1995, the Company entered into a joint venture agreement with CMIESC and Wanggang to form Shanghai Klemp. The joint venture will provide metal grating to the expanding construction industries in China and nearby countries. During the first quarter of 1996 the Company satisfied its obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million.
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc. to form CFI-Klemp. CFI-Klemp is in the business of metal fabrications.
     At December 31, 1997, the Company had net operating loss carryforwards for tax return reporting purposes of approximately $2.2 million, of which $1.0 million expires in 2008 with the remainder of $1.2 million expiring in 2011. The availability of these carryforwards may be subject to limitations imposed by the Internal Revenue Code. A U.S. federal corporate income tax return examination has been completed for the Company's 1995 tax year. The Company believes adequate provisions for income taxes have been recorded for all years.
     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on a current review, the Company reduced the valuation allowance by $360,000 in 1997.

Operating Activities

     Operating activities provided $3.6 million of cash during 1997, compared to cash provided of $3.8 million in 1996, a decrease of $0.2 million. An increase in income before depreciation, amortization and provision for losses on inventories of $2.6 million in 1997 compared to 1996 and a net increase in cash provided of $2.4 million from changes in other assets and liabilities, primarily from an increase in other current liabilities, were more than offset by an increase of $5.2 million in cash used during 1997 compared to 1996 to fund increases in net working capital (defined as receivables, inventories and trade payables for cash flow purposes), primarily an increase in cash used of $11.4 million to fund changes in receivables as a result of the increase in sales volume only partially offset by an increase of $6.6 million in cash provided from changes in trade payables. The increase in other current liabilities is primarily due to increases in certain accruals at corporate headquarters and an increase in customer deposits at Hanna related to a supply agreement with one of its customers.
     Operating activities provided $3.8 million of cash during 1996, compared to $2.5 million in 1995, an increase in cash provided of $1.3 million. This increase in cash provided by operating activities is primarily the result of a decrease in net working capital (considered to be receivables, inventories and trade payables) of $5.0 million, primarily due to improved asset management resulting in lower levels of receivables and inventories during 1996, partially offset by a $3.8 million decrease in earnings before depreciation, amortization and gain on sale of business.

Investing Activities

     Investing activities used over $5.0 million of cash during 1997, compared to cash used of $1.2 million during 1996, an increase in cash used of $3.8 million. During 1996, the Company received $3.7 million in cash in repayment of previous advances made to Oneida and made a $0.2 million investment in Shanghai Klemp, none of which recurred in 1997. Additionally, there was a $0.3 million increase in capital expenditures, from $4.7 million in 1996 to over $5.0 million during 1997.
     Investing activities used $1.2 million of cash during 1996, compared to cash used of $6.9 million during 1995, a decrease in cash used of $5.7 million. This decrease in cash used is primarily the result of the Company's purchase of the Reunion common stock and the Gesterkamp Warrants in June 1995, which included $6.7 million of cash, compared to the $0.2 million in cash used to make an equity investment in Shanghai Klemp during 1996. Additionally, the Company received $3.7 million in cash from Reunion in final repayment of the Oneida Advances during 1996, compared to $1.6 million of such repayments received during 1995. These increases in cash from investing activities were partially offset by a decrease as a result of the $3.1 million of cash received in 1995 from the sale of Oneida which did not recur in 1996. Capital expenditures in 1996 and 1995 were almost equal at approximately $4.8 million.

Financing Activities

     Financing activities during 1997 provided $1.8 million in cash, compared to $2.3 million of cash used from financing activities during 1996, an increase in cash provided of $4.1 million. This increase in cash provided is primarily the result of an increase of $2.4 million in the level of net borrowings under the Revolving Credit Facility during 1997 compared to an increase of only $0.5 million in 1996, as well as a decrease of $2.1 million in repayments to related parties, from $2.7 million in 1996 to $0.6 million in 1997.
     Financing activities during 1996 used $2.3 million in cash, compared to $4.7 million of cash provided from financing activities during 1995, a decrease in cash from financing activities of $7.0 million. This is primarily the result of an increase of $0.5 million in the level of net borrowings under the Revolving Credit Facility compared to an increase of $9.6 million in 1995. This $9.1 million decrease in the level of net borrowings under the Revolving Credit Facility was partially offset by a $1.7 million decrease in required debt payments during 1996 compared to 1995 and a decrease of $0.4 million in repayments to related parties related to the Company's obligation under the Parkdale and Gesterkamp notes.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

                        INDEX TO FINANCIAL STATEMENTS
                                                                      Page No.
                                                                      --------
Chatwins Group, Inc.:
---------------------
Report of Independent Accountants                                        29

Consolidated Balance Sheet as of December 31, 1997 and 1996              30

Consolidated Statement of Income for the years
  ended December 31, 1997, 1996 and 1995                                 31

Consolidated Statement of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995                                 32

Notes to Consolidated Financial Statements                               33




                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and of cash flows, after the restatement described in Note 2, present fairly, in all material respects, the financial position of Chatwins Group, Inc. and its subsidiaries (Chatwins) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Chatwins' management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 26, 1998, except as to Note 2, which is as of April 13, 1998

                             CHATWINS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
     ASSETS:
Cash and equivalents (note 1)                    $    734            $    356
Receivables, net (note 1)                          34,246              26,405
Inventories (notes 1, 2 and 3)                     16,964              17,025
Other current assets                                4,687               4,344
                                                 --------            --------
     Total current assets                          56,631              48,130
Property, plant and equipment, net (note 4)        31,380              29,734
Investments, net (note 5)                          12,013              12,452
Goodwill, net (note 1)                              4,764               4,849
Other assets, net (note 6)                          6,481               6,165
                                                 --------            --------
Total assets                                     $111,269            $101,330
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facility (note 8)               $ 26,061            $ 23,629
Current maturities of debt (note 9)                   700                 767
Trade payables                                     16,239              12,879
Amount due to related parties (note 15)                 -                 579
Other current liabilities (note 7)                 11,412               8,863
                                                 --------            --------
     Total current liabilities                     54,412              46,717
Long-term debt (note 9)                            50,723              50,746
Other liabilities (note 10)                         4,416               4,316
                                                 --------            --------
     Total liabilities                            109,551             101,779
                                                 --------            --------

Commitments and contingent liabilities (note 21)        -                   -
Minority interests (note 11)                        1,033               1,125
Redeemable preferred stock (note 12)                8,026               7,570
Warrant value (note 9)                                210                 210

     Stockholders' equity (note 13):
Common stock (400,000 shares authorized,
  242,887 shares outstanding)                           3                   3
Capital in excess of par value                      1,664               1,664
Treasury stock                                       (500)               (500)
Notes receivable from stockholders                 (1,001)             (1,001)
Accumulated translation adjustments (note 1)         (688)               (688)
Accumulated deficit                                (7,029)             (8,832)
                                                 --------            --------
     Total stockholders' equity                    (7,551)             (9,354)
                                                 --------            --------
Total liabilities and stockholders' equity       $111,269            $101,330
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
               (in thousands, except share and per share data)

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------

Net sales                                        $188,920  $153,480  $183,408
Cost of sales                                     153,394   123,722   146,698
                                                 --------  --------  --------
  Gross profit                                     35,526    29,758    36,710
Selling, general and administrative                22,283    19,899    21,169
Other (income) expense, net                           436       275       407
                                                 --------  --------  --------
  Operating profit                                 12,807     9,584    15,134
Interest expense, net                               9,776     9,559     9,800
Minority interests                                   (141)        -         -
                                                 --------  --------  --------
Income before income taxes and
  equity income (loss) from affiliate               3,172        25     5,334
Provision for income taxes                            851         8       909
                                                 --------  --------  --------
Income before equity income (loss)
  from affiliate                                    2,321        17     4,425
Equity loss from continuing operations
  of affiliate                                       (224)     (549)     (132)
Equity income from discontinued operations
  of affiliate                                        162        93         -
                                                 --------  --------  --------
Net income (loss)                                $  2,259  $   (439) $  4,293
                                                 ========  ========  ========

Earnings applicable to common stock              $  1,803  $   (895) $  3,837
                                                 ========  ========  ========

  Earnings per common share (note 14):
Income before equity income (loss)
  from affiliate                                 $   6.37  $  (1.49) $  13.55
Continuing operations of affiliate                  (1.77)    (1.87)    (0.45)
Discontinued operations of affiliate                 1.56      0.31         -
                                                 --------  --------  --------
Earnings per common share                        $   6.16  $  (3.05) $  13.10
                                                 ========  ========  ========
Average equivalent common
  shares outstanding                              292,887   292,887   292,887
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
  Cash flow from operating activities:
Net income (loss)                                $  2,259  $   (439) $  4,293
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                      3,438     3,279     3,359
  Amortization                                        955       984     1,179
  Provision for losses on inventories                 158       338       312
  Gain on sale of business                              -         -    (1,190)
  Equity in net loss of affiliate                      62       456       132
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables           (7,841)    3,553    (8,164)
      Decrease (increase) in inventories              (97)      381    (3,511)
      Decrease (increase) in other current assets    (343)      909    (1,888)
      Increase (decrease) in trade payables
        and other current liabilities               5,909    (3,612)    7,913
      Net change in other assets and liabilities     (884)   (2,088)       37
                                                 --------  --------  --------
Cash provided by operating activities               3,616     3,761     2,472
                                                 --------  --------  --------
  Cash flow from investing activities:
Proceeds from sale of business                          -         -     3,107
Receipts from related parties                           -     3,664     1,550
Investment in Shanghai Klemp                            -      (150)        -
Equity investment                                       -         -    (6,671)
Capital expenditures                               (5,044)   (4,704)   (4,852)
                                                 --------  --------  --------
Cash used in investing activities                  (5,044)   (1,190)   (6,866)
                                                 --------  --------  --------
  Cash flow from financing activities:
Repayments of debt                                    (47)      (48)   (1,750)
Repayments to related parties                        (579)   (2,737)   (3,107)
Gross revolving credit facilities borrowings      180,115   159,449   183,456
Gross revolving credit facilities repayments     (177,683) (158,967) (173,874)
                                                 --------  --------  --------
Cash provided by (used in) financing activities     1,806    (2,303)    4,725
                                                 --------  --------  --------
Effect of exchange rate changes on cash                 -      (269)     (419)
                                                 --------  --------  --------
Net increase (decrease) in cash and equivalents       378        (1)      (88)
Cash and equivalents, beginning of year               356       357       445
                                                 --------  --------  --------
Cash and equivalents, end of year                $    734  $    356  $    357
                                                 ========  ========  ========
  Supplemental cash flow information:
Interest paid                                    $  9,226  $  8,938  $  9,333
                                                 ========  ========  ========
Income taxes paid                                $    205  $     53  $     20
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies

Nature of Business

     Chatwins Group, Inc. (Company), is composed of six divisions and two foreign subsidiaries that design, manufacture and market metal products and an oil and gas division. Until its sale in September 1995, the Company also had a subsidiary that manufactured high volume, precision plastics products and provided engineered plastics services. The Company's principal products include large, seamless pressure vessels for highly pressurized gases; high quality steel and aluminum grating; industrial hydraulic and pneumatic cylinders; high quality, roll-formed storage racks; industrial cranes; large mill equipment; and cold-rolled steel leaf springs. The Company's metals manufacturing divisions accounted for substantially all of the Company's net sales in 1997 and 1996. See note 20.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain prior-year amounts may have been reclassified for comparative purposes.
     Investments in other companies over which the Company does not have control, generally less than a 50% equity interest, and in which the Company has the ability to exercise significant influence over operating or financial policies are accounted for by the equity method. See note 5.

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

Accounts Receivable

     Accounts receivable are net of $734,000 and $922,000 in allowance for doubtful accounts at December 31, 1997 and 1996, respectively. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined on the "last-in, first-out" (LIFO) method of inventory valuation for approximately 78% and 75% of total inventories at December 31, 1997 and 1996, respectively, and on the "first-in, first-out" (FIFO) method for the remaining inventories. See notes 2 and 3.

Other Current Assets

     Other current assets are primarily comprised of current deferred taxes, net assets, of $3.9 million and $3.6 million at December 31, 1997 and 1996, respectively. See note 19.

Property, Plant and Equipment

     Properties for the manufacturing businesses are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Estimated useful lives in years for the calculation of book depreciation are as follows: 25 to 40 for buildings and improvements; 7 to 12 for machinery and equipment; 5 to 8 for computer systems; 7 to 10 for furniture and fixtures. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to income. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.
     Oil and gas properties are accounted for by the full-cost method whereby all exploration and development costs are capitalized. Depreciation and depletion are provided based on a unit-of-production method. Dispositions of properties are treated as reductions of the cost pool and no gain or loss is recognized subject to certain limitations.

Goodwill

     The excess of the purchase consideration over the fair value of the assets acquired is being amortized generally over 20 years using the straight-line method. Accumulated amortization of goodwill at December 31, 1997 and 1996, is $1,710,000 and $1,434,000, respectively.

Other Assets

     Other assets primarily include capitalized debt issuance costs on presently outstanding debt, which are being amortized ratably to interest expense over the term of the related debt agreements and the cash surrender value of life insurance policies.

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

Foreign Currency Translation

     Pursuant to paragraph 11 of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. During 1996, the three-year cumulative inflation rate in Mexico exceeded 100%. Accordingly, effective January 1, 1997, the functional currency for the financial statements of Klemp de Mexico changed from the Mexican Peso to the U.S. dollar. Therefore, foreign currency exchange gains and losses are included in income currently.
     At December 31, 1997 and 1996, the Company had two majority-owned, consolidated foreign subsidiaries; Klemp de Mexico and Shanghai Klemp Metal Products Co., Ltd. (Shanghai Klemp). Prior to 1997, the financial statements of Klemp de Mexico were measured using the Mexican Peso. Shanghai Klemp's are measured using the Chinese Renminbi. The assets and liabilities are translated generally at the exchange rate in effect at the end of a period. Income statement amounts are translated generally at the average rate of exchange prevailing during each month in the reporting period. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated translation adjustments in stockholders' equity. Transaction gains and losses resulting from foreign currency transactions are included in income currently. See notes 11 and 13.

Earnings per share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. The Warrants (see notes 9 and 14) are dilutive common shares under the treasury stock method, which assumes they are exercised at the beginning of the period.

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Generally, SFAS No. 130 requires the reporting of other comprehensive income, which refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period comparative financial statements.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements for interim and annual periods. SFAS No. 131 also requires disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in consolidated financial statements and related notes. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.
     In February 1998, The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.
     The Company expects to adopt SFAS Nos. 130, 131 and 132 in 1998. Although these statements will require the Company to evaluate its current reporting and disclosure requirements, their adoptions are not expected to affect amounts recorded in the primary consolidated financial statements.

Fair Market Value Disclosure

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain items, including debt and investments. The Company believes that the amounts disclosed for such amounts in the consolidated balance sheet do not differ significantly from fair value as defined in SFAS 107. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying value of amounts due from related parties and other investments (see note 5), insofar as it was practical to determine, was deemed to approximate fair value based on current market conditions, as well as the relationship of the parties. The carrying value of debt approximates fair value based on the Company's incremental borrowing rate. The carrying value of redeemable preferred stock approximates fair value based on the accretion of such amounts to liquidation value. The carrying value of the warrants is based on estimates received from outside investment bankers regarding the overall value of the Company at the time of the issuance of the $50 million principal amount of 13% Senior Notes due 2003 (Senior Notes) (see note 9).

Note 2:  Prior Period Adjustments

     The Company's consolidated financial statements at and for the years ended December 31, 1996 and 1995 have been restated to correct errors in the recorded book value of inventory at one of the Company's significant divisions.
     In early 1998, the Company's corporate management became aware of an overstatement in the December 31, 1997 recorded book value of inventory at its Klemp division in the aggregate amount of $2,239,000. The overstatement came to the attention of the Company's corporate management as a result of physical counts made at year end 1997. A review of this difference by corporate management led to the discovery that quantities and costing standards used to value inventory at the Klemp division had been overstated in prior periods and that such overstatements had intentionally not been disclosed to the Company's corporate management by Klemp division management. Of the $2,239,000, $158,000 relates to 1997, $338,000 relates to 1996 and $312,000 relates to
1995. The remainder relates to periods prior to 1995. The effect of the restatement is as follows (in thousands, except per share amounts):

                                                  As Previously            As
                                                       Reported      Restated
                                                  -------------      --------
  At and for the year ended December 31, 1996:
     Balance sheet:
Inventories                                            $ 19,106      $ 17,025
Accumulated deficit                                      (7,583)       (8,832)
Other current assets                                      3,512         4,344
     Statement of income:
Income before income taxes                             $    363      $     25
Provision for income taxes                                  143             8
Net loss                                                   (236)         (439)
Loss per common share (diluted)                           (2.36)        (3.05)

  At and for the year ended December 31, 1995:
     Balance sheet:
Inventories                                            $ 19,487      $ 17,744
Accumulated deficit                                      (6,891)       (7,937)
Other current assets                                      4,556         5,253
     Statement of income:
Income before income taxes                             $  5,646      $  5,334
Provision for income taxes                                1,034           909
Net income                                                4,480         4,293
Earnings per common share (diluted)                       13.74         13.10

  At January 1, 1995:
     Balance sheet:
Accumulated deficit                                    $(10,915)     $(11,774)

Note 3:   Inventories

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
Raw material                                     $  7,679            $  8,821
Work-in-process                                     5,678               6,843
Finished goods                                      4,501               2,159
                                                 --------            --------
  Gross inventories                                17,858              17,823
Less:   LIFO reserves                                (894)               (798)
                                                 --------            --------
  Inventories                                    $ 16,964            $ 17,025
                                                 ========            ========

     See note 2 for a discussion of adjustments of prior period inventories.

     The following long-term contract amounts are included in accounts receivable at December 31, 1997 and 1996 (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------

Uncompleted contract costs over related billings $  6,820            $  1,761
Uncompleted contract billings over related costs   (3,499)               (926)
                                                 --------            --------
                                                 $  3,321            $    835
                                                 ========            ========


Note 4:   Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------

Land                                             $  2,038            $  2,038
Oil and gas properties                              1,686               1,686
Buildings and improvements                         13,223              11,755
Machinery and equipment                            29,442              27,392
Computer systems                                    4,714               4,302
Furniture and fixtures                              1,386                 616
Construction-in-progress                            1,937               1,702
                                                 --------            --------
  Property, plant and equipment                    54,426              49,491
Less:   Accumulated depreciation and depletion    (23,046)            (19,757)
                                                 --------            --------
  Property, plant and equipment, net             $ 31,380            $ 29,734
                                                 ========            ========

Note 5:   Investments

Investments are comprised of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
Reunion common stock                             $ 10,930            $ 11,032
Warrants to purchase Reunion common stock             483                 483
CGII common stock and notes receivable                600                 937
                                                 --------            --------
  Investments                                    $ 12,013            $ 12,452
                                                 ========            ========

Reunion Industries, Inc.

     On June 20, 1995, the Company acquired 1,450,000 shares, or approximately 38%, of the then issued and outstanding shares of common stock of Reunion Industries, Inc. (Reunion). Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California. During the fourth quarter of 1996, Reunion classified its agricultural operations as discontinued operations. During the fourth quarter of 1997, Reunion reclassified its agricultural business as continuing operations as such business was not disposed of within one year. See note 15.
     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results for 1997, 1996 and 1995 is included in the accompanying consolidated statement of income for each of the three years ended December 31, 1997 as equity income (loss) from operations of affiliate. In its 1996 annual report, Reunion reported a loss from discontinued operations of $1,317,000, which included a gain on disposal of its previously discontinued oil and gas operations of $1,122,000, an estimated loss on disposal of its discontinued agricultural operations of $2,000,000, and a loss on discontinued agricultural operations of $439,000. As the result of the reclassification of its previously discontinued agricultural operations to continuing operations in late 1997, in its 1997 annual report, Reunion reclassified its 1996 loss from agricultural operations of $439,000 to continuing operations and $1,290,000 of its estimated loss on disposal of discontinued agricultural operations to writedown of agricultural development costs in continuing operations. Reunion reversed the remaining estimated loss on disposal of its previously discontinued agricultural operations of $710,000 in 1997, which was offset by a 1997 writedown of agricultural development costs.

     The Company's equity results from operations of affiliate for the year ended December 31, 1996 reflect these reclassifications as follows (in thousands):

                                               Continuing        Discontinued
                                               ----------        ------------
As previously reported                           $   (155)           $   (301)
                                                 --------            --------
     Reunion reclassifications:
Agricultural operations                              (439)                439
Loss on disposal of agricultural operations        (1,290)              1,290
                                                 --------            --------
                                                   (1,729)              1,729
CGI's proportional share                              38%                 38%
Tax effect                                            60%                 60%
                                                 --------            --------
Effect of reclassifications                          (394)                394
                                                 --------            --------
     As reclassified                             $   (549)           $     93
                                                 ========            ========

     Certain summarized financial information related to Reunion as of and for the year ended December 31, 1997 and 1996 is set forth in the following table (in thousands):
                                                           1997       1996
                                                         --------   --------

     Current assets                                      $ 24,207   $ 25,285
                                                         ========   ========
     Other assets                                        $ 47,852   $ 49,891
                                                         ========   ========
     Current liabilities                                 $ 28,034   $ 27,421
                                                         ========   ========
     Other liabilities                                   $ 15,708   $ 18,811
                                                         ========   ========
     Shareholders' equity                                $ 28,317   $ 28,944
                                                         ========   ========
     Net sales                                           $ 93,378   $ 60,305
                                                         ========   ========
     Operating income                                    $  2,513   $  1,449
                                                         ========   ========
     Loss from continuing operations                     $   (981)  $ (2,694)
                                                         ========   ========
     Income from discontinued operations                 $    710   $    412
                                                         ========   ========
     Net loss                                            $   (271)  $ (2,282)
                                                         ========   ========

CGI Investment Corp.

     In April 1990, the Company acquired a 49% interest in CGI Investment Corp. (CGII), a company controlled by Stanwich Partners, Inc. (SPI). The principals of SPI are also the majority owners of the Company. Since April 1990, the Company has made loans to CGII of $1.5 million, $1.35 million and $299,000. These loans are evidenced by notes and bear interest at various rates. As of December 31, 1997, none of the principal or accrued interest thereon has been repaid under these obligations. The Company has fully reserved for all interest receivable related to these loans and significant portions of the principal amounts of the loans. At December 31, 1997, the net carrying value of amounts due the Company related to these loans and the investment in CGII's common stock totalled $0.6 million.
     Prior to December 22, 1995, CGII owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market. On December 22, 1995, Rostone and Oneida Molded Plastics Corp. (Oneida) entered into a merger agreement whereby Rostone was subsequently merged into Oneida, which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp.
(ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.
     Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to Chatwins until the debt and related interest was paid in full.
      CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1997. Upon liquidation, these assets would be allocated among CGII's remaining creditors, one of which is the Company.


Note 6:   Other Assets

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------

Deferred financing costs (net of accumulated
  amortization of $2,324 and $1,798)             $  2,043            $  2,441
Cash surrender value of life insurance policies     1,975               1,440
Other                                               2,463               2,284
                                                 --------            --------
  Total other assets                             $  6,481            $  6,165
                                                 ========            ========

Note 7:   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------

Accrued wages and benefits                       $  4,186            $  3,523
Accrued pension costs (note 16)                       322                 327
Accrued postretirement benefits (note 17)             994                 842
Accrued interest                                    1,089               1,089
Other                                               4,821               3,082
                                                 --------            --------
  Total other current liabilities                $ 11,412            $  8,863
                                                 ========            ========


Note 8:   Revolving Credit Facility

     The Company's Revolving Credit Facility is with Congress Financial Corporation (Congress). Prior to March 4, 1994, the Company had a $20.0 million revolving credit facility with another lender. On March 4, 1994, the Company refinanced this facility into the Revolving Credit Facility under which Congress agreed to make revolving loans to the Company of up to $20.0 million, subject to compliance with various covenants, representations and warranties, and contingent upon there being no events of default, all as defined in the Loan Agreement between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was temporarily increased to $26.0 million on June 20, 1995 in connection with the investment in Reunion common stock (see note 5), and permanently fixed at $25.0 million on October 18, 1995. On May 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 97-day increase in the Maximum Credit to $27.5 million from $25.0 million, which included a temporary $2.5 million overadvance availability. The proceeds from this temporary increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1996 interest payment on its Senior Notes. By June 10, 1996, all amounts borrowed under this overadvance had been paid by the Company. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to June 30, 1998 and is renewable annually thereafter. On November 1, 1996, the Revolving Credit Facility was amended to provide a temporary, 120-day $2.5 million overadvance availability. The Maximum Credit remained at $25.0 million. The proceeds from this temporary overadvance were used for various purposes, including the Company's November 1, 1996 interest payment on its Senior Notes. As of the end of February 1997, this overadvance had been fully reduced. On May 1, 1997, Congress and the Company amended the Revolving Credit Facility to provide for an increase in the Maximum Credit to $28.0 million from $25.0 million. The proceeds from this increase in the Maximum Credit were used for various purposes, including the Company's May 1, 1997 semi-annual interest payment on its $50.0 million of 13% per annum senior notes. At December 31, 1997 the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility.
     The Revolving Credit Facility consists of three availability components (the "Availability A Component", the "Availability B Component" and the "Availability C Component") under which Congress makes advances to the Company. Availability under the Revolving Credit Facility with respect to the

Availability A Component is determined by reference to a borrowing base consisting of (i) 85% of the Net Amount of Eligible Accounts (as defined in the Loan Agreement) plus (ii) the lesser of (A) the sum of (1) 50% of the Value of the Eligible Inventory (as defined in the Loan Agreement) consisting of finished goods or raw materials, plus (2) 10% of the Value of Eligible Work-in-Process (as defined in the Loan Agreement) or (B) $7 million, less
(iii) under certain circumstances, availability reserves established by Congress. Additionally, the total advanced under the Availability A Component is limited by the Maximum Credit, less amounts outstanding under Availability B and C Components. The Availability B and C Components were fully drawn in 1994 and are being repaid according to a monthly amortization schedule which, once repaid, may not be reborrowed.
     The Loan Agreement expires on June 30, 1998 and is renewable annually thereafter. As part of the availability under the Revolving Credit Facility, Congress will provide letter of credit accommodations of up to $4.0 million. At December 31, 1997, $0.5 million of such letter of credit accommodations were outstanding. The Revolving Credit Facility bears interest at the Prime Rate (as defined in the Loan Agreement) plus 1.5% per annum, and also includes a 0.5% line of credit fee on the average unused portion. During 1997, the effective interest rate for borrowings under the Revolving Credit Facility was approximately 10.7%. At December 31, 1997, the interest rate for borrowings under the Revolving Credit Facility, excluding the line of credit fee, was 10.0%. At December 31, 1997, borrowings outstanding under the Revolving Credit Facility included $25.8 million under the Availability A Component, $0.1 million under the Availability B Component and $0.2 million under the Availability C Component.
     The Revolving Credit Facility is secured by a lien in favor of Congress on the Company's inventory, accounts receivable and certain related property, such as documents, instruments, books and records, to the extent necessary to permit foreclosure on the inventory and accounts receivable. Limited real estate also secures the Availability B Component.


Note 9:   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
13% Senior Notes due May 1, 2003 (net of
  unamortized discount of $100 and $124)(1)      $ 49,900            $ 49,876
Note payable due May 1, 2001(2)                       680                 680
Other                                                 843                 957
                                                 --------            --------
  Total long-term debt                             51,423              51,513
Current maturities                                   (700)               (767)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 50,723            $ 50,746
                                                 ========            ========


(1) - On May 3, 1993, the Company issued an aggregate of $50.0 million principal amount of Senior Notes and 50,000 Warrants (Warrants) to purchase 50,000 shares of the Company's common stock (Common Stock). The Senior Notes bear interest at a rate equal to 13% per annum. Interest on the Senior Notes is payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2003. The Senior Notes are redeemable at the option of the Company in whole or in part at any time on or after May 1, 1998. The Company is required to redeem $12.5 million principal amount of the Senior Notes on each of May 1, 2000, May 1, 2001 and May 1, 2002, at a redemption price of 100% of the principal amount thereof, plus interest accrued thereon to the redemption date. The Company is required to offer to purchase $25 million in principal amount of the Senior Notes (being 50% of the principal amount of the Senior Notes originally issued) on each of June 1, 1999 and June 1, 2000 at a purchase price of 100% of the principal amount, plus accrued interest on the principal amount purchased to the purchase date. The Senior Notes are senior obligations of the Company, ranking senior in right of payment to all current and future subordinated indebtedness of the Company and pari passu in right of payment to all current and future senior indebtedness of the Company, subject, however, to the security interests in certain assets granted to Congress pursuant to the Company's $28.0 million Revolving Credit Facility. The Company's obligations under the Senior Notes are secured by a pledge by Charles E. Bradley, Sr. (Mr. Bradley) and John G. Poole (Mr. Poole), both directors and stockholders of the Company, of an aggregate of approximately 60% of the outstanding shares of the Common Stock of the Company pursuant to a securities pledge agreement dated May 1, 1993 (Securities Pledge Agreement). At December 31, 1997, an aggregate of $4.2 million of these notes were owned by various executive officers and directors of the Company, which were purchased in open market transactions.
     Each Warrant is entitled to purchase one share of the Company's common stock at an exercise price of $.01 per share. The Warrants expire on May 3, 2003. The Warrants entitle the holders thereof to purchase an aggregate of 50,000 shares of common stock, or approximately 17% of the Company's outstanding common stock on a diluted basis. The Warrants are not exercisable except upon the occurrence of certain trigger events, including an initial public offering or certain changes in ownership control. If no trigger event has occurred prior to May 3, 1998, the Company's failure to offer to repurchase the Warrants on that date would constitute a payment blockage (as defined) and the Warrants would become exercisable. The Company believes that no trigger event will occur prior to and a payment blockage will exist on such date, resulting in the Warrants becoming exercisable on May 3, 1998. The Company has valued the Warrants at an aggregate balance of $210,000 based on estimates received from investment bankers at the time of the issuance of the Senior Notes regarding the overall value of the Company. No Warrants have been exercised through December 31, 1997.

(2) - Note payable due May 1, 2001 represents a loan agreement related to an industrial development revenue bond issue by Orem City, Utah. Interest is payable quarterly at 62% of the prevailing prime rate. During 1997, the effective interest rate under this note payable was 5.2%

     Aggregate maturities of long-term debt for the next five years are as follows (in thousands)(excludes borrowings under the Revolving Credit Facility):

                             Year ended December 31,
 Total        1998        1999        2000        2001        2002
-------     -------     -------     -------     -------     -------
$51,423     $   700     $25,048     $25,048     $   627     $     -
=======     =======     =======     =======     =======     =======

Note 10:   Other Liabilities

Other liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
Deferred taxes, net liability (note 19)          $  2,598            $  1,568
Negative goodwill                                   1,276               1,392
Other                                                 542               1,356
                                                 --------            --------
  Total other liabilities                        $  4,416            $  4,316
                                                 ========            ========

     Negative goodwill is being amortized to income on a straight-line basis over a 15-year period.


Note 11:   Minority Interests

Klemp de Mexico

     In 1993, the Company entered into a joint venture with a Mexican company for the purpose of manufacturing, selling and distributing metal bar grating. This affiliate, Acervalco-Klemp, S.A. de C.V., was 49% owned by the Company. During May 1994, the Company increased its ownership in Acervalco-Klemp, S.A. de C.V., to 85% and has consolidated the results since such date. In January 1995, the subsidiary's name was changed to Klemp de Mexico.
     During 1996, Klemp de Mexico entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications. As Klemp de Mexico has a 50.1% interest in CFI-Klemp, CFI-Klemp is consolidated with Klemp de Mexico for financial reporting purposes.
     Total sales related to Klemp de Mexico included in the Company's consolidated statement of income for the years ended December 31, 1997 and 1996, approximated $3.7 million and $3 million, respectively. Klemp de Mexico's sales for 1997 and 1996 included approximately $1.2 million and $0.7 million, respectively, related to CFI-Klemp. Klemp de Mexico had losses before taxes for the years ended December 31, 1997, 1996 and 1995 of approximately $0.4 million, $0.1 million and $0.6 million, respectively. Included in Klemp de Mexico's 1997 results was a $0.1 million loss before taxes related to CFI-Klemp. CFI-Klemp had no income or loss for 1996.
     The devaluation of the Mexican Peso during 1995 resulted in foreign currency transaction losses of $241,000 which are included in the Company's consolidated statement of income for the year ended December 31, 1995.

Shanghai Klemp

     In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company (CMIESC) and Wanggang Township Economic Development Company (Wanggang) to form Shanghai Klemp. As the Company has a 65% interest in Shanghai Klemp, Shanghai Klemp is consolidated for financial reporting purposes.

     CMIESC is a state-owned foreign trade enterprise which trades in steel and equipment used in the manufacture of steel products. Wanggang is an independently owned, industrial development corporation focusing on economic growth in the Pudong New Area of Shanghai. The purpose of Shanghai Klemp will be to expand Klemp's presence as an international grating company and to benefit from future growth and economic development in East Asia by providing metal grating to the expanding construction industries of China and nearby countries. During 1996, the Company satisfied its obligation to make contributions of assets, primarily machinery, to the joint venture with an estimated fair market value totalling approximately $1.9 million, which included $150,000 in cash. Shanghai Klemp's manufacturing facilities are located in Wanggang Township, Pudong New Area, Shanghai. Production began in late December 1996 and its results were insignificant. During 1997, Shanghai Klemp had sales of $0.7 million and a loss before taxes of $0.2 million.


Note 12:   Redeemable Preferred Stock

     The Company has one class of preferred stock, which has a par value of $.01 per share and contains redemption privileges and obligations. The outstanding preferred stock activity consisted of (in thousands):

                                           Class D
                               --------------------------------
                               Series A    Series B    Series C      Total
                               --------    --------    --------    --------
Balance at January 1, 1995      $ 3,466     $ 1,331     $ 1,861     $ 6,658
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1995      3,691       1,411       2,012       7,114
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1996      3,916       1,491       2,163       7,570
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1997   $  4,141    $  1,571    $  2,314    $  8,026
                               ========    ========    ========    ========

     The Class D preferred stock is entitled to receive preferential and cumulative dividends at an annual rate of $100 per share. In liquidation, Class D preferred stock is entitled to a preference in the amount of $1,000 per share plus an amount equal to the dividends accumulated but unpaid to the date of final payment or dissolution and is not entitled to vote, except as may be required by law. The Company has the option to redeem any or all of the shares of Class D preferred stock, and the holders have the option to require the Company to redeem all (but not less than all) of the shares. The redemption price is $1,000 per share plus an amount equal to the dividends accumulated but unpaid on the date of the redemption.
     The authorized, issued and outstanding preferred stock at December 31, 1997, 1996 and 1995 consisted of 2,249 shares of Class D, Series A; 800 shares of Class D, Series B; and 1,510 shares of Class D, Series C.

     The Company is not permitted to reissue any shares of its preferred stock that have been redeemed, and all such shares redeemed shall cease to be a part of the authorized shares of the Company. Additionally, the covenants in the Company's indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture), pursuant to which the Senior Notes are issued, place restrictions on dividend payments and redemptions of shares. Such payments and redemptions are limited to approximately 50% of net income, as defined, from the issuance date of the Senior Notes, provided that the Company meets an interest coverage ratio (as defined) of at least 2 to 1 for the four full fiscal quarters immediately preceding any proposed payments prior to May 1, 1996, a ratio of 2.25 to 1 for proposed payments from May 1, 1996, to May 1, 1999, and a ratio of 2.5 to 1 for proposed payments thereafter. The Company's interest coverage ratio for 1997 was 1.82 to 1.
     Redeemable preferred stocks are being accreted by a charge against retained earnings for the accumulated but unpaid dividends on such stock. At December 31, 1997 and 1996, dividends in arrears were $3,467,000 and $3,011,000, respectively.


Note 13:  Stockholders' Equity

     In September 1993, 38,412 shares of common stock were acquired by the Company from two stockholders for $500,000. In February 1994, the Company acquired 2,697 shares of its common stock from one stockholder of the Company for $.01 per share. Such reacquired stock is being held as treasury stock.
     The majority of the Company's stock is owned by one of the principals of SPI. Such principal has pledged approximately 53% of the total outstanding shares of the Company to the Senior Notes collateral agent for the benefit of the holders of the Senior Notes.
     During 1995, the devaluation of the Mexican Peso resulted in an accumulated translation adjustment loss. At December 31, 1997, 1996 and 1995, the accumulated translation adjustment, which is shown as a separate component of stockholders' equity, totalled $688,000, $688,000 and $419,000, respectively.

     See note 2 for a discussion of prior period adjustments. The following represents all activity in stockholders' equity for the 3-year period ended December 31, 1997 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1995, before
  restatement   $ 3    $(500)   $1,664  $(1,001)  $(10,915)  $   -   $(10,749)
Prior period
  adjustment      -        -         -        -       (859)      -       (859)
                ---    -----    ------  -------   --------   -----   --------
At January 1,
  1995            3     (500)    1,664   (1,001)   (11,774)      -    (11,608)
  Activity:
Net income        -        -         -        -      4,293       -      4,293
Preferred stock
  accretions      -        -         -        -       (456)      -       (456)
Translation
  adjustment      -        -         -        -          -    (419)      (419)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1995            3     (500)    1,664   (1,001)    (7,937)   (419)    (8,190)
  Activity:
Net loss          -        -         -        -       (439)       -      (439)
Preferred stock
  accretions      -        -         -        -       (456)      -       (456)
Translation
  adjustment      -        -         -        -          -    (269)      (269)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1996            3     (500)    1,664   (1,001)    (8,832)   (688)    (9,354)
  Activity:
Net income        -        -         -        -      2,259       -      2,259
Preferred stock
  accretions      -        -         -        -       (456)      -       (456)
                ---    -----    ------  -------   --------   -----   --------
At December 31,
  1997          $ 3    $(500)   $1,664  $(1,001)  $ (7,029)  $(688)  $ (7,551)
                ===    =====    ======  =======   ========   =====   ========

Note 14:  Earnings per Common Share

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands, except share and per share amounts):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 1997:
Net income                                     $  2,259
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                1,803   242,887  $  7.42
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  1,803   292,887  $  6.16
                                               ========  ========  =======
     Year ended December 31, 1996:
Net loss as restated (note 2)                  $   (439)
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                 (895)  242,887  $ (3.68)
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $   (895)  292,887  $ (3.05)
                                               ========  ========  =======
     Year ended December 31, 1995:
Net income as restated (note 2)                $  4,293
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                3,837   242,887  $ 15.80
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  3,837   292,887  $ 13.10
                                               ========  ========  =======

     For a discussion of the Warrants and preferred stock dividend accretions, see notes 9 and 12, respectively.

Note 15:  Other Related-Party Transactions

     The Company has maintained various consulting agreements with SPI under which $300,000 was recorded as expense during each of the years ended December 31, 1997, 1996 and 1995, respectively. The current consulting agreement expires on March 31, 1998, unless terminated by SPI with 30 days' notice. Under the consulting agreement, the Company retains SPI to render consulting services in the field of financial planning and reporting. Annual payments are permitted on this agreement as long as the Company meets an interest coverage ratio of at least 1.5 to 1 for the prior 4 full fiscal quarters. All amounts owed to SPI from the Company have been paid in full at December 31, 1997 and 1996.
     During 1990, the Company loaned $0.8 million to Robinson Inc. (Robinson), a company in the oil and gas business that is controlled by certain stockholders of the Company. The loan was evidenced by two notes receivable totaling $0.8 million and each bore interest at 2 percentage points above the prime rate of a major U.S. bank. Through December 1995, the Company received $111,000 in payment of interest on the loan, of which $40,000 was used to partially reserve the loan principal. In December 1995, the Company agreed to settle in full the two notes receivable from Robinson for the cash payment of $58,000 plus warrants to purchase up to 50% of the common stock of Robinson at any time in the future. As a result of this agreement, the Company recognized a $0.7 million loss on the settlement of these notes which is included in other expense in the consolidated statement of income for 1995.
     Since its acquisition and through its disposition, Oneida maintained two related-party agreements which accrued guaranty fees payable to one of the principals of SPI and the majority stockholder of the Company. During the 1995 period ended on September 14, 1995, Oneida accrued approximately $68,000 of fees related to the related-party agreements and made payments of amounts due to related parties totaling $350,000.
     From April 1, 1994, the date Oneida was acquired by the Company, to September 15, 1995, the period during which Oneida was a wholly-owned subsidiary of the Company, the Company made advances to Oneida totalling $4.9 million, including interest and certain charges. The liabilities of Oneida upon its sale to Reunion, an affiliate of the Company, included these advances. Subsequent to the sale of Oneida, the Company received in 1995 a cash payment of $1.6 million, including interest at 10% per annum. In May 1996, Reunion sold substantially all of its oil and gas assets to a Houston-based corporation for approximately $8.0 million in cash and a $2.2 million note. Of the $8.0 million in cash proceeds, Reunion used approximately $5.1 million to pay in full related-party indebtedness, which included $1.4 million owed to Mr. Bradley and $3.7 million to the Company, including interest at 10% per annum, in full repayment of the above advances.
     As part of the aggregate purchase price paid to Parkdale for the Reunion common stock, the Company issued the Parkdale Note to Parkdale, which bears interest at 10% per annum, in the original principal amount of $5.8 million. On September 14, 1995, Mr. Bradley purchased the Parkdale Note. Contemporaneously with Mr. Bradley's purchase of the Parkdale Note and as required by the terms thereof, the Company made a partial repayment of the Parkdale Note totalling $3.1 million, representing the cash proceeds received by the Company from the sale of Oneida. During 1996, the Company made payments totalling $2.6 million to Mr. Bradley in partial repayment, including interest, of the Parkdale Note. At December 31, 1996, the Company's liability to Mr. Bradley under the Parkdale Note totalled $0.5 million, including interest, which was repaid in full in January 1997.

     On each of January 6 and June 6, 1996 and 1997, the Company made principal repayments of $50,000 each, plus interest, to Mr. Myers in partial repayment of the Gesterkamp Note. At December 31, 1997, the Company's liability to Mr. Myers under the Gesterkamp Note was fully repaid. Mr. Myers is a director of Reunion.


Note 16:  Pensions

     The Company and its subsidiaries have various retirement plans that cover substantially all of their employees. Prior to 1995, these included two noncontributory, defined benefit plans that covered salary and collective bargaining employees at one division and one noncontributory, defined benefit plan that covered all employees at the Company's former Oneida subsidiary. During 1995, the Company terminated the noncontributory defined benefit plan covering salary employees by making lump-sum cash payments to the plan participants in exchange for their rights to receive specified pension benefits. An approximate $200,000 loss was recognized on the termination of this plan. Additionally, in 1995, the Company sold all the assets and liabilities of its Oneida subsidiary. Benefits under the one remaining noncontributory, defined benefit plan are based solely on continuous years of service and are not affected by changes in compensation rates.
     The Company's funding policy provides that payments to the pension trusts be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plan are invested principally in fixed income and equity securities. The Company participates in a separate multiemployer defined benefit pension plan covering certain employees at one division and has defined contribution plans covering most of its other employees. The Company's policy with respect to these plans is to fund the amounts accrued.
     Net periodic pension cost is as follows (in thousands):

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Service cost                                     $     96  $     93  $     71
Interest cost on projected benefit obligation         120       107       195
Amortization of unrecognized net obligation            12        12       128
Amortization of unrecognized net loss                  10         9         4
                                                 --------  --------  --------
                                                      238       221       398
                                                 --------  --------  --------
  Return on plan assets:
Actual return on plan assets                         (221)     (122)     (328)
Unrecognized (return) loss on plan assets             128        43        59
                                                 --------  --------  --------
Recognized return on plan assets                      (93)      (79)     (269)
                                                 --------  --------  --------
Defined contribution plan expense                   1,038     1,104     1,035
Multiemployer plan expense                             19        17        11
                                                 --------  --------  --------
  Net periodic pension costs                     $  1,202  $  1,263  $  1,175
                                                 ========  ========  ========

     The following table sets forth the funded status of the defined benefit plans (in thousands):
                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
  Actuarial present value of
    accumulated benefit obligation:
Vested                                           $  1,983            $  1,775
Nonvested                                              19                  25
                                                 --------            --------
Accumulated benefit obligation                      2,002               1,800
Effect of projected future compensation levels          -                   -
                                                 --------            --------
Projected benefit obligation for
  service rendered to date                          2,002               1,800
Plan assets at fair value                          (1,365)             (1,104)
                                                 --------            --------
Projected benefit obligation in excess
  of plan assets                                      637                 696
Unrecognized prior service costs                      (76)                (84)
Unrecognized net loss                                (178)               (212)
Unrecognized transition obligation, net               (61)                (73)
                                                 --------            --------
  Accrued pension cost                           $    322            $    327
                                                 ========            ========

     Assumptions used to develop the net periodic pension costs and projected benefit obligations for the defined benefit plans are as follows:

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Discount rate (net periodic pension costs)           7.0%      7.0%      7.0%
                                                 ========  ========  ========
Discount rate (projected benefit obligations)       6.75%      7.0%      7.0%
                                                 ========  ========  ========
Expected rate of return on plan assets               8.0%      8.0%      8.0%
                                                 ========  ========  ========

     For the calculation of the net periodic pension costs to be recorded in 1998, the expected rate of return on plan assets was increased to 8.25%

Note 17:  Postretirement Benefits

     The Company maintains various postretirement healthcare and life insurance benefit plans for certain active and retired employees. Covered active and retired employees include those of one operating division of the Company and, pursuant to a November 1997 plan amendment to become effective January 1, 1998, employees of the Company's Corporate Executive Payroll (as defined in the plan document).
     Eligible active and retired employees of the one operating division for which postretirement benefits are provided include both union and nonunion employees. Healthcare benefits for both union and nonunion retirees are provided for the most part through comprehensive major medical and other health benefit provisions subject to various retiree cost-sharing features. The majority of employees eligible for healthcare benefits upon retirement are former employees of USX Corporation (USX). A significant portion of postretirement healthcare earned by such employees prior to 1987 is the responsibility of USX. Life insurance benefits provided to eligible union retirees are based on fixed amounts negotiated in labor agreements. Life insurance benefits provided to eligible nonunion retirees are based on the employee's annual base salary at retirement subject to a maximum benefit.
     Postretirement healthcare benefits for eligible active and retired (none as of 12/31/97) employees of the Company's Corporate Executive Payroll are paid for by the Company and subject to various retiree cost-sharing features. Postretirement healthcare benefits for Corporate Executive Payroll employees terminate when the retiree becomes Medicare eligible. Postretirement life insurance benefits for eligible active and retired (none as of 12/31/97) employees of the Company's Corporate Payroll are paid for by the Company and are based on the employee's annual base salary at retirement.
     Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. A summary table reconciling the funded status of the plans with the amount shown in the financial statements follows (in thousands):
                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
  Accumulated postretirement benefit obligation:
Active employees                                 $    592            $    947
Retirees                                              350                 416
                                                 --------            --------
  Total                                               942               1,363
Unrecognized net gain                                 738                 260
Transition obligation, net of amortization           (686)               (781)
                                                 --------            --------
Accrued postretirement benefit obligation        $    994            $    842
                                                 ========            ========

     The components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995, are as follows (in thousands):

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Service cost                                     $     50  $     60  $    101
Interest cost                                         105        90       104
Amortization of net gain                              (10)      (10)       (2)
Amortization of transition obligation                  49        53        51
                                                 --------  --------  --------
  Net periodic postretirement benefit cost       $    194  $    193  $    254
                                                 ========  ========  ========

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations are as follows:

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Discount rate (net periodic postretirement
  benefit costs)                                     8.0%      8.0%      8.0%
                                                 ========  ========  ========
Discount rate (accumulated postretirement
  benefit obligations)                               7.5%      8.0%      8.0%
                                                 ========  ========  ========
Healthcare cost trend rate (net periodic
  postretirement benefit costs)                      8.0%      8.0%      8.0%
                                                 ========  ========  ========
Healthcare cost trend rate (accumulated
  postretirement benefit obligations)                3.0%      8.0%      8.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the operating division of the Company previously owned by USX and bills the Company for its share of the postretirement costs related to the Company's retirees covered by the plans. During 1997, the Company's actuary reviewed several years of rates charged to the Company by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. This reduction in healthcare cost trend rate resulted in a reduction in the Company's accumulated postretirement benefit obligation and an increase in the unrecognized net gain from December 31, 1996 to December 31, 1997. A one percentage point increase in the assumed healthcare cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1997 by approximately $101,000 and increase projected 1998 net periodic cost by approximately $22,000.

Note 18:  Leases

     Minimum rental commitments under all noncancellable operating and capital leases, the majority of which are operating leases related to real property, in effect at December 31, 1997, were as follows (in thousands):

                       Year ended December 31,
 Total      1998      1999      2000      2001      2002      After 2002
-------    ------    ------    ------    ------    ------     ----------
$12,962    $2,313    $2,085    $1,788    $1,531    $1,169       $4,076
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense for the years ended December 31, 1997, 1996 and 1995, amounted to $2,290,000, $1,407,000 and $1,254,000, respectively.


Note 19:  Income Taxes

     The tax provision comprises the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
  Current:
Federal                                          $     91  $     16  $    137
State and local                                        48         9       219
                                                 --------  --------  --------
  Total                                               139        25       356
                                                 --------  --------  --------
  Deferred:
Federal                                               712       (17)      553
                                                 --------  --------  --------
  Total                                               712       (17)      553
                                                 --------  --------  --------
  Total tax provision                            $    851  $      8  $    909
                                                 ========  ========  ========

     The Company's effective income tax rate, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):
                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $  1,078  $      9  $  1,814
Net change in valuation allowance                    (360)        -    (1,300)
State and local income taxes                           48         9       219
Goodwill                                               25        51        70
Foreign sales corporation dividends                   (59)      (52)      (44)
Other - net                                           119        (9)      150
                                                 --------  --------  --------
  Total tax provision                            $    851  $      8  $    909
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):
                                                   Year Ended December 31,
                                                   1997      1996      1995
                                                 --------  --------  --------
Income from continuing operations                $    851  $      8  $    909
Equity loss from continuing operations
  of affiliate                                       (149)     (366)      (88)
Equity income from discontinued operations
  of affiliate                                        108        63         -
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $    810  $   (295) $    821
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
Depreciation                                     $ (3,503)           $ (3,564)
Inventory basis differences                          (389)               (453)
Other                                              (1,131)               (886)
                                                 --------            --------
  Deferred tax liabilities                         (5,023)             (4,903)
                                                 --------            --------
Loss carryforwards (NOLs)                             871               3,124
Book reserves                                       3,835               2,980
Deferred compensation                                 408                 226
Tax credit carryforwards                              720                 622
Unicap adjustments                                    240                 227
Other                                                 885                 773
                                                 --------            --------
  Deferred tax assets                               6,959               7,952
Less:  Valuation allowance                           (640)             (1,000)
                                                 --------            --------
  Deferred tax assets, net                          6,319               6,952
                                                 --------            --------
  Deferred taxes, net asset                      $  1,296            $  2,049
                                                 ========            ========

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on a current review, the Company reduced the valuation allowance by $360,000 in 1997. Based on rates in effect at December 31, 1997 and after consideration of the valuation allowance, approximately $3.3 million of future taxable income is required prior to expiration of the Company's NOL and credit carryforwards for full realization of net deferred tax assets. The Company believes that its future taxable income will be sufficient for full realization of the deferred tax assets.
     At December 31, 1997, the Company had net operating loss carryforwards for tax return reporting purposes of approximately $2.2 million, of which $1.0 million expires in 2008 with the remainder of $1.2 million expiring in 2011. The availability of these carryforwards may be subject to limitations imposed by the Internal Revenue Code.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):

                                                        At December 31,
                                                   1997                1996
                                                 --------            --------
  Current:
Deferred tax assets                              $  4,754            $  4,682
Deferred tax liabilities                             (400)               (476)
Less:  Valuation allowance                           (460)               (589)
                                                 --------            --------
  Current deferred taxes, net asset                 3,894               3,617
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                 2,205               3,270
Deferred tax liabilities                           (4,623)             (4,427)
Less:  Valuation allowance                           (180)               (411)
                                                 --------            --------
  Noncurrent deferred taxes, net liability         (2,598)             (1,568)
                                                 --------            --------
  Deferred taxes, net asset                      $  1,296            $  2,049
                                                 ========            ========

     A U.S. federal corporate income tax return examination has been completed for the Company's 1995 tax year. The Company believes adequate provisions for income taxes have been recorded for all years.


Note 20:  Segment Information

     Prior to 1994, the Company operated principally as a manufacturer of metal products. With the March 31, 1994, acquisition of Oneida, a plastics company, the Company became significantly involved in nonmetal-related products. As a result, the Company had two significant segments during 1995 in which it conducted business. With the September 1995 disposition of Oneida, the Company operated principally as a manufacturer of metal products during 1997 and 1996. Financial information by segment, as of and for the year ended December 31, 1995 is summarized as follows:

As of and for the year          Metal     Plastic    Corporate
  ended December 31, 1995:     Products   Products   and other     Total
--------------------------     --------   --------   ---------   ---------
Net sales                      $156,958   $ 26,226    $    224    $183,408
                               ========   ========    ========    ========
Operating profit (loss)        $ 15,674   $  2,150    $ (2,690)   $ 15,134
                               ========   ========    ========    ========
Identifiable assets            $ 80,631   $      -    $ 25,659    $106,290
                               ========   ========    ========    ========
Capital expenditures           $  4,420   $    188    $    244    $  4,852
                               ========   ========    ========    ========
Depreciation/amortization      $  3,274   $    572    $    692    $  4,538
                               ========   ========    ========    ========

     Corporate and other's operating loss is primarily comprised of administrative expenses and includes a gain of approximately $1.2 million for the year ended December 31, 1995 related to the sale of Oneida.
     Identifiable assets by segment are those assets that are used in the applicable operations of each segment. Corporate assets as of December 31, 1995 are principally the Company's investment in Reunion (see note 5), advances to Oneida, deferred financing costs and deferred income tax assets.


Note 21:  Commitments and Contingent Liabilities

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these and other contingent matters will not have any material effect on the Company's financial position, results of operations or liquidity. The Company does not have any adverse commitments at December 31, 1997.

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

Name                   Age  Position
----                   ---  --------
Charles E. Bradley      68  Chairman of the Board and Director
Joseph C. Lawyer        52  President, Chief Executive Officer and Director
John G. Poole           55  Director
Charles E. Bradley, Jr. 38  Director
John M. Froehlich       55  Vice President, Chief Financial Officer
                              and Treasurer
Russell S. Carolus      47  Vice President and Secretary
Jack T. Croushore       52  Vice President and Division President - CPI
Christopher Sause       48  Vice President and Division President - Alliance
Gerald W. McClure       56  Vice President and Division President - Klemp
Alan S. Wippman         55  Vice President and Division President - Steelcraft
Robert L. Rakstang      51  Vice President and Division President - Hanna
Kimball J. Bradley      32  Vice President and Division President - Auto-Lok
Thomas J. Vogel         47  Division President - Europa

     CHARLES E. BRADLEY has been a Director of the Company since shortly after its acquisition by Stanwich Partners, Inc. (SPI), a company engaged in consulting services within the field of financial planning and reporting, in 1986 and Chairman of the Board since 1988. Mr. Bradley is the father of Charles E. Bradley, Jr. and Kimball J. Bradley. Mr. Bradley was a co-founder of SPI in 1982 and has served as its President since that time. Mr. Bradley is a director of DeVlieg-Bullard, Inc. (DBI), a machine tools parts and services company, General Housewares Corp., a manufacturer and distributor of housewares, Consumer Portfolio Services, Inc. (CPS), engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts, Zydeco Energy, Inc., engaged in oil and gas exploration and development, NAB Asset Corporation (NAB), a diversified financial services holding company, and Audits and Surveys Worldwide, Inc., an international marketing research firm. Mr. Bradley is currently the Chairman of the Board of DBI, President and acting Chief Financial Officer and a director of Sanitas, Inc. and Texon Energy Corporation (Texon), both currently inactive companies.
     JOSEPH C. LAWYER has been President, Chief Executive Officer and a director of the Company since 1988. Prior to purchasing CP Industries, Inc., the corporate predecessor of the Company's CPI division, with SPI in 1986, Mr.

Lawyer was General Manager of USX's Specialty Steel Products division, where he was employed for over 17 years. Mr. Lawyer has been a director of Respironics, Inc., a company engaged in design, manufacture and sale of home and hospital respiratory medical products, since November 16, 1994.
     JOHN G. POOLE has been a director of the Company since 1988. Mr. Poole was a co-founder of SPI in 1982 and has served as its Vice President since that time. Mr. Poole is a director of Reunion, DBI, CPS and Sanitas, Inc.
Mr. Poole has also been a Vice Chairman of CPS since January 1996.
     CHARLES E. BRADLEY, JR. was elected a director of the Company on September 22, 1993. Mr. Bradley has been the President and a director of CPS since CPS' formation in March 1991. In January 1992, Mr. Bradley was appointed to the additional office of Chief Executive Officer of CPS. From January 1991 through March 1992, Mr. Bradley also was an employee of SPI.
From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. Mr. Bradley is the son of Charles E. Bradley and the brother of Kimball J. Bradley. Mr. Bradley is also a director of NAB, Texon and Thomas Nix Distributor, Inc.
     JOHN M. FROEHLICH has been a Vice President of the Company since 1989 and its Chief Financial Officer and Treasurer since 1988. Mr. Froehlich was Assistant Treasurer and Director of Accounting for Incom International, Inc. from 1975 to 1988.
     RUSSELL S. CAROLUS has been a Vice President of the Company since 1989 and its Secretary since 1988. Mr. Carolus was Director of Business Development and Acquisitions for CP Industries, Inc. from 1986 to 1988.
     JACK T. CROUSHORE has been a Vice President of the Company since 1989 and Division President of CPI since 1988. Mr. Croushore was Executive Vice President and Chief Operating Officer of CP Industries, Inc. and its predecessor division of USX Corporation from 1984 to 1988.
     CHRISTOPHER SAUSE has been a Vice President of the Company since 1990 and Division President of Alliance since 1989. Mr. Sause was President and Chief Operating Officer and co-owner of The Alliance Machine Company prior to its acquisition by the Company in 1989. Prior to joining The Alliance Machine Company in 1987, Mr. Sause was employed by the Fordees Corporation, where he served as head of Production Control, Plant Superintendent and Vice President of Sales and Manufacturing.
     GERALD W. McCLURE has been a Vice President of the Company since 1992 and Division President of Klemp since May 1991. Mr. McClure was associated with The Lamp Group, a leveraged buyout investment group from 1990 to 1991, was President of Chapman Products, Inc. from 1988 to 1990 and General Manager of the Linac division of ITW from 1984 to 1988.
     ALAN S. WIPPMAN has been Division President of Steelcraft since 1986 and a Vice President of the Company since 1988. Mr. Wippman has been with Steelcraft for over 20 years.
     ROBERT L. RAKSTANG has been a Vice President of the Company since January 1995 and Division President of Hanna since 1991. In the course of his more than 20 years with Hanna, he has served as Production Manager, Materials Manager, Vice President of Sales and Marketing and Vice President of Operations.
     KIMBALL J. BRADLEY has been a Vice President of the Company since January 1996 and Division President of Auto-Lok since November 1995 after having served as acting President of Auto-Lok beginning in August 1995. Prior to assuming that position, Mr. Bradley managed various special projects at the Company's corporate office beginning in November 1993 and at CPI from February 1993 to November 1993. Mr. Bradley was employed by Metalsource, a company engaged in the steel service center business, from 1990 to 1993, completing the executive training program and holding various sales and purchasing positions. Mr. Bradley is the son of Charles E. Bradley, Sr. and the brother of Charles E. Bradley, Jr.
     THOMAS J. VOGEL has been Division President of Europa since 1991. Mr. Vogel has also been the Manager of Administration, Risk Management, Benefits and Human Resources and Environmental Compliance for the Company since 1987.

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


Item 11.  Executive Compensation.
          -----------------------
     The following table sets forth a summary of the compensation paid or accrued by the Company in the fiscal years ended December 31, 1997, 1996 and 1995 to its Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") (in whole dollars, including notes hereto):
                                             Year Ended December 31,
                                           1997        1996        1995
                                         --------    --------    --------
  Joseph C. Lawyer, President and Chief
    Executive Officer:
Annual compensation - salary             $388,404    $354,144    $330,763
Annual compensation - bonus                65,000           -     187,441
All other compensation                     52,777(1)  52,277(1)   52,027(1)

  Jack T. Croushore, Vice President and
    Division President - CPI:
Annual compensation - salary             $164,616    $162,720    $157,380
Annual compensation - bonus               205,000     187,890     207,585
All other compensation                     13,409(2)   12,990(2)   12,703(2)

  Robert L. Rakstang, Vice President and
    Division President - Hanna:
Annual compensation - salary             $145,320    $139,728    $135,000
Annual compensation - bonus                97,215           -      32,416
All other compensation                     12,016(3)   11,736(3)   11,250(3)

  Christopher Sause, Vice President and
    Division President - Alliance:
Annual compensation - salary             $154,454    $154,104    $148,887
Annual compensation - bonus                87,754           -      62,979
All other compensation                     12,333(4)   15,110(4)   14,012(4)

  John M. Froehlich, Vice President, Chief
    Financial Officer and Treasurer:
Annual compensation - salary             $138,276    $132,960    $128,456
Annual compensation - bonus                52,266      20,043     100,000
All other compensation                     11,664(5)   11,398(5)   10,277(5)

(1) Includes 401(k) matching payments of $4,750, $4,750 and $4,500 in 1997, 1996 and 1995, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $40,027 in each of 1997, 1996 and 1995, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,000 in 1997 and $7,500 in each of 1996 and 1995. Regarding the premiums paid by the Company for life insurance, the employee has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, the employee will pay the shortfall to the Company. The policy has a face value of $1.5 million. See "Executive Compensation - Executive Employment Agreements."

(2) Includes 401(k) matching payments of $4,750, $4,750 and $4,500 in 1997, 1996 and 1995, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $740, $740 and $703 in 1997, 1996 and 1995, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,000 in 1997 and $7,500 in each of 1996 and 1995.

(3) Includes 401(k) matching payments of $4,750, $4,750 and $4,500 in 1997, 1996 and 1995, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,266, $6,986 and $6,750 in 1997, 1996 and 1995,
respectively.

(4) Includes 401(k) matching payments of $4,750, $4,750 and $4,467 in 1997, 1996 and 1995, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $2,860, $2,860 and $2,100 in 1997, 1996 and 1995, respectively and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,723, $7,500 and $7,445 in 1997, 1996 and 1995,
respectively.

(5) Includes 401(k) matching payments of $4,750, $4,750 and $3,854 in 1997, 1996 and 1995, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $6,914, $6,648 and $6,423 in 1997, 1996 and 1995,
respectively.


Executive Employment Agreements

     The Company entered into an Employment Agreement, dated as of August 1, 1996 (Lawyer Employment Agreement), with Joseph C. Lawyer to serve as President and Chief Executive Officer of the Company. The Lawyer Employment Agreement expires on July 31, 1999. The Lawyer Employment Agreement replaced an earlier agreement between Mr. Lawyer and the Company that expired on July 31, 1996. Pursuant to the Lawyer Employment Agreement, Mr. Lawyer receives
(i) an annual base salary, which was established at $354,144 for 1996, $388,404 for 1997 and $435,027 for 1998, (ii) an annual bonus of up to 65% of his base salary based on the Company's performance relative to its annual projections, (iii) a $600 per month automobile allowance, (iv) two club memberships, (v) a $1.0 million life insurance policy and a $1.5 million split-dollar life insurance policy, and (vi) coverage under the Company's other fringe benefit plans for executive officers. The annual base salary for 1999 shall be determined by the Board of Directors on January 1, 1999. In the event that the Lawyer Employment Agreement is terminated due to Mr. Lawyer's death or disability, the Company will continue to pay the base salary for not less than a one year period. In the event that the Company otherwise terminates the Lawyer Employment Agreement without cause or in the event that Mr. Lawyer resigns with good reason or following a change of control approved by the Company's Board of Directors and stockholders (other than a change of control resulting from a foreclosure or bankruptcy of one or more stockholders of the Company or the threat of such an action), Mr. Lawyer will be entitled to receive his base salary (subject to a dollar-for-dollar reduction for any salary received from other employment), health coverage and life insurance coverage for one and one-half years or for the balance of the term of the Lawyer Employment Agreement, whichever is greater.


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


Long Term Incentive Plan

     On June 29, 1994, the Board of Directors of the Company adopted the Chatwins Group, Inc. Long Term Incentive Plan (LTIP) effective as of January 1, 1994. The LTIP is an unfunded, noncontributory incentive compensation plan designed to provide a long term incentive to certain key management executives of the Company (Participants) to enhance the value of the Company. The LTIP terminates by its terms on December 31, 2002, but may be terminated by the Board of Directors of the Company at any time. The Company may grant a total of 100 incentive units (Incentive Units) pursuant to the LTIP. An Incentive Unit equals one percent of the product of the Equity Pool (as defined in the LTIP) multiplied by the Equity Factor (as defined in the LTIP). The Equity Pool means the equity value of the Company at a Valuation Date (as defined in the LTIP) which is determined by subtracting the Company's total indebtedness for borrowed money from the product of the Company's EBIT (as defined in the LTIP) multiplied by five. The Equity Factor equals 5% but may be increased or decreased by the Board of Directors of the Company.
     Incentive Units granted to a Participant vest as follows: (i) 20% upon the completion of one year of service to the Company following the date the Incentive Units were allocated (Allocation Date); (ii) 50% upon completion of two years of service following the Allocation Date; and (iii) 100% upon completion of three years of service following the Allocation Date. A Participant may exchange his vested Incentive Units as follows: (a) one-third of such Incentive Units at any time on or after the third anniversary date of the Allocation Date; (b) two-thirds of such Incentive Units at any time on or after the fourth anniversary date of the Allocation Date; and (c) all of such Incentive Units on or after the fifth anniversary of the Allocation Date. Payments pursuant to the LTIP shall be one-half in cash and one-half in a one-year note bearing interest at the applicable prime rate. If the Company has sold shares of Common Stock in a public offering, the Company may offer to exchange vested Incentive Units for shares of Common Stock. As of December 31, 1997 there were 86 Incentive Units granted to certain executives of the Company, including 49 Incentive Units to the Named Executive Officers. At December 31, 1997, the Incentive Units had no value.


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


Compensation of Directors

     Charles E. Bradley is entitled to receive a stipend as Chairman of the Board at a rate of $100,000 per year. The Company paid Mr. Bradley's $100,000 stipend in 1997. As of June 29, 1994, the Company and Mr. Bradley agreed to a split dollar life insurance arrangement (Bradley Arrangement). Pursuant to the Bradley Arrangement, the Company agreed to maintain three universal type life policies on Mr. Bradley and his wife. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Bradley has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Bradley will pay the shortfall to the Company. The annual premiums paid by the Company totalled $347,135 in 1997.
     John G. Poole is entitled to receive a stipend as a director and liaison with investment banks of $42,000 per year. The Company paid Mr. Poole's $42,000 stipend in 1997. As of December 12, 1995, the Company and Mr. Poole agreed to a split dollar life insurance arrangement (Poole Arrangement). Pursuant to the Poole Arrangement, the Company agreed to maintain two universal type life policies on Mr. Poole. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Poole has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Poole will pay the shortfall to the Company.

The annual premiums paid by the Company totalled $111,656 in 1997.
     The Company paid Thomas L. Cassidy (Mr. Cassidy) for the period during 1997 he was a director of the Company at the rate of $1,000 per month and $1,000 for each meeting of the Board of Directors plus all reasonable out-of-pocket expenses incurred in attending such meetings. The other directors of the Company are not currently compensated for services they provide to the Company as directors, but all directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.


Compensation Committee Interlocks and Insider Participation

     In January of 1994 through 1998, Charles E. Bradley, Chairman of the Board, and Joseph C. Lawyer, President and Chief Executive Officer of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation for 1994 through 1998. No other officer or employee of the Company participated in such deliberations regarding executive officer compensation for these years.
     See "Certain Relationships and Related Transactions" for a discussion of Mr. Bradley's relationship to Reunion, the Company's investment in Reunion, and the transactions which transpired between the Company and Reunion during 1995, 1996 and 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     As of March 31, 1998, the Company had (i) 242,887.4 shares of Common Stock outstanding, (ii) 2,249.0 shares of Class D Series A Preferred Stock, par value $.01 per share (Class D Series A Preferred Stock) outstanding, (iii)
800.0 shares of Class D Series B Preferred Stock, par value $.01 per share (Class D Series B Preferred Stock) outstanding and (iv) 1,510.0 shares of Class D Series C Preferred Stock, par value $.01 per share (Class D Series C Preferred Stock) outstanding (the preferred stock described in clauses (ii)-
(iv) being herein referred to as the "Preferred Stock"). The following table sets forth information, as of March 31, 1998, as to the beneficial and percentage of ownership of each class of the Company's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of each class of the Company's outstanding capital stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and officers of the Company as a group. Except as otherwise indicated in the notes to the following table, each stockholder has sole voting and investment power with respect to the shares shown to be beneficially owned by such stockholder.

                              Beneficial Shares and Percentage Ownership
                           ------------------------------------------------
                                               Preferred Stock - Class D
                                             ------------------------------
                           Common Stock      Series A   Series B   Series C
                           ------------      --------   --------   --------
Charles E. Bradley          138,946.6(1)     2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            57.2%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
John G. Poole                54,407.0(1)(4)  2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            22.4%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
Kimball J. Bradley           24,000.0              -          -           -
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing             9.9%              -          -           -
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
Joseph C. Lawyer             17,984.0              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      7.4%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
Jack T. Croushore             4,045.4              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      1.7%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
All directors               239,383.0        2,249.0      800.0     1,510.0
  and officers              =========        =======     ======     =======
  as a group                    98.6%         100.0%     100.0%      100.0%
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


Ownership of Senior Notes by Management

     As of March 31, 1998, certain of the Company's executive officers and directors own Senior Notes of the Company, which were purchased in open market transactions, as shown in the following table.

             Name                                  Principal Amount
             ----                                  ----------------
      Charles E. Bradley..............................$2,000,000
      Jack T. Croushore...................................20,000
      John M. Froehlich...................................55,000
      Joseph C. Lawyer....................................60,000
      Gerald W. McClure...................................25,000
      John G. Poole....................................2,000,000
      Alan S. Wippman.....................................25,000

SPI Consulting Agreement

     The Company has entered into a consulting agreement with SPI, dated and effective as of March 31, 1993, as amended (as amended, the "Consulting Agreement"). Under the Consulting Agreement, the Company retains SPI to render consulting services within the field of financial planning and reporting. The Consulting Agreement will expire on March 31, 1998, but has been extended for an additional five-year period to expire on March 31, 2003 unless terminated earlier by SPI on 30 days' notice. The Consulting Agreement provides for the payment of an annual consulting fee to SPI of $300,000, and the reimbursement of any reasonable and necessary out-of-pocket expenses incurred by SPI in connection with its performance under the Consulting Agreement. The Consulting Agreement provides that SPI's right to receive consulting fees is subordinated to the right of the holders of the Senior Notes to receive payments of principal and interest on the Senior Notes.
     Consulting fees expensed by the Company to SPI were $300,000 in 1997 in accordance with the Consulting Agreement. All consulting fees owed to SPI by the Company under the Consulting Agreement were paid in full at December 31, 1997.


Acquisition and Disposition of Oneida

     On March 31, 1994, the Company purchased (i) the then issued and outstanding common stock of Oneida (Oneida Common Stock) for $1.00 from Oneida Products Corp. (OPC), a wholly-owned subsidiary of Oneida Products Acquisition Corp. (OPAC), (ii) 16,016 shares of Oneida preferred stock for $160.16 from SPI, and (iii) 8,984 shares of Oneida preferred stock for $89.84 from SOG (together the Oneida Preferred Stock). Messrs. Bradley and Poole are officers, directors and controlling stockholders of SPI and SOG. Mr. Bradley is the President, acting Chief Financial Officer, a director and a stockholder of Texon, the sole stockholder of OPAC. SPI is the holder of an out-of-the-money and currently exercisable warrant to purchase from Texon 1,480,000 newly issued shares of common stock of Texon, representing approximately 13.7% of the issued and outstanding shares of common stock of Texon after the exercise of such warrant.
     Immediately prior to the acquisition, Oneida assumed $2,500,000 of liabilities (Assumed Liabilities) of OPAC, as consideration for OPAC's authorizing the acquisition. The Assumed Liabilities included (i) $1,993,367 of liabilities of OPAC to SPI (SPI Assumed Liabilities), (ii) $40,166 outstanding under two Promissory Notes, each issued on June 17, 1988 by OPAC to David N. Harrington and each in the original principal amount of $30,000 and bearing interest at 9% per annum and (iii) $466,467 outstanding under three Subordinated Promissory Notes, each issued on January 25, 1991 by OPAC to a former owner of Oneida, in the respective original principal amounts of $270,000, $350,000 and $515,000 and each bearing no interest. At all relevant times, Mr. Harrington was an executive officer and director of Oneida. In connection with the assumption of the Assumed Liabilities, (a) SPI exchanged $1,601,600 of the SPI Assumed Liabilities for 16,016 shares of Oneida Preferred Stock, which SPI then sold to the Company for $160.16 as described in the preceding paragraph, and (b) SOG exchanged $898,400 of indebtedness outstanding under a Subordinated Promissory Note issued by Oneida to SOG on May 31, 1990 in the original principal amount of $750,000 bearing interest at 12% per annum and a Subordinated Promissory Note issued by Oneida to SOG on May 10, 1991 in the original principal amount of $9,000 bearing interest at 12% per annum for 8,984 shares of Oneida Preferred Stock, which SOG then sold to the Company for $89.84 as described in the preceding paragraph. As further consideration for OPAC's approval of the acquisition, Oneida cancelled intercompany receivables relating to the payment of legal and accounting fees and taxes from Texon and its subsidiaries of approximately $865,000.
     The portion of SPI Assumed Liabilities that was not exchanged for shares of Oneida Preferred Stock consists of (i) $273,400 outstanding under a Subordinated Promissory Note (SPI Subordinated Note) issued by OPAC to SPI on June 17, 1988 in the original principal amount of $500,000 bearing interest at 10% per annum and (ii) a $118,367 transaction fee (SPI Transaction Fee) owed by OPAC to SPI for investment banking services rendered by SPI in connection with OPAC's acquisition of OPC in June 1988. Oneida did not assume OPAC's obligation to pay interest on the SPI Subordinated Note. With the consent of Congress, Oneida paid SPI $45,000 in October 1994 as partial payment of the SPI Transaction Fee, leaving a balance of $73,367 at December 31, 1994. As of August 31, 1995, there were no amounts outstanding under the SPI Subordinated Note or the SPI Transaction Fee.
     Prior to the acquisition of Oneida by the Company, OPC had pledged all of its shares of Oneida capital stock to Signal Capital Corporation (Signal) to secure OPC's indebtedness to Signal of approximately $28.7 million (OPC Signal
Debt). As consideration for its consent to the acquisition and the release of the pledge, Signal entered into the Deferred Payments Agreement on March 30, 1994 with Oneida and the Company which provided that Oneida would pay Signal
(i) 50% of Oneida's EBT (as defined in the Deferred Payments Agreement) in excess of $750,000 per year for the five fiscal years ending December 31, 1994 through December 31, 1998, subject to certain conditions, and (ii) 20% of the net proceeds which Oneida received from any sale of shares of its capital stock in any underwritten public offering of such shares prior to December 31, 1998. Signal was obligated to apply these payments by Oneida to the reduction of the OPC Signal Debt. As of August 18, 1995, Oneida had incurred no payment obligations to Signal under the Deferred Payments Agreement. Mr. Bradley had guaranteed the payment of the OPC Signal Debt. On August 18, 1995, Mr. Bradley settled in full all claims of Signal against him. The Deferred Payments Agreement was terminated as part of that settlement.
     On September 14, 1995, the Company, through its wholly-owned subsidiary, CHI, sold its Oneida Common Stock and Oneida Preferred Stock in the Oneida Disposition to Reunion, 38% of the common stock of which is owned by the Company. The Company had contributed all of the Oneida Common Stock and Oneida Preferred Stock to CHI on June 2, 1995. The total purchase price paid by Reunion for the Oneida Common Stock and Oneida Preferred Stock was $3,107,484 in cash. The purchase price was determined based on Oneida's financial position and results of operations at and for the six-month period ended June 30, 1995. The Oneida Disposition was unanimously approved by the Board of Directors of the Company after considering the opinion from Jefferies & Co. as to the fairness of the sale to the Company from a financial point of view, in accordance with the requirements of the Indenture. One hundred percent of the $3,107,484 proceeds from the Oneida Disposition were applied to repay a portion of the Company's obligations under the Parkdale Note, then held by Mr. Bradley, as required by the terms thereof. See "The Parkdale and Gesterkamp Notes". Mr. Bradley is Chairman and a director of the Company and President, Chief Executive Officer and a director of Reunion. At the time of the Oneida Disposition, Mr. Cassidy was also a director of Reunion and the Company.
     Between March 31, 1994 when the Company acquired Oneida and August 31, 1995, the Company had made advances to Oneida, including interest, fees and charges thereon totalling $4,932,940. The Oneida Advances were funded from the Company's working capital and amounts available under its Revolving Credit Facility. The liabilities of Oneida upon the Oneida Disposition included the Oneida Advances. The stock purchase agreement between CHI and Reunion (Stock Purchase Agreement), required Reunion to cause Oneida to repay the Oneida Advances on or before the second anniversary of the Sale Date, including interest thereon from September 1, 1995 at 10% per annum. The Company received cash payments of $1.6 million in 1995 and $3.7 million in 1996, each including interest at 10% per annum, in full repayment of these advances. As a condition precedent to the consummation of the merger of Rostone and Oneida on February 2, 1996, Congress, a lender to both the Company and Oneida, required the Company to subordinate its right to repayment of the Oneida Advances to the prior payment of Oneida's indebtedness to Congress, except to the extent provided in the subordination agreement executed by the Company on February 2, 1996. See "Certain Loans - Rostone," which follows.
     Since its disposition, Oneida has continued to obtain its property, casualty, and product and general liability insurance coverage through the Company. The rate was $27,500 per month for the first three months of 1997 and $24,600 per month for the remainder of the year, which represented the cost of such insurance to the Company.


The Parkdale and Gesterkamp Notes

     As part of the aggregate purchase price paid to Parkdale for the Reunion common stock, the Company issued the Parkdale Note to Parkdale, which bore interest at 10% per annum and which was originally due on September 18, 1995 in the original principal amount of $5,800,000. The Parkdale Note was guaranteed by Mr. Bradley and secured by a pledge of 100% of the stock of CHI (Pledge). In a letter agreement dated September 14, 1995 (Letter Agreement), Parkdale informed the Company of its desire to sell the Parkdale Note to Mr. Bradley. In connection with this proposed sale and as part of the Letter Agreement, the Company and Parkdale amended the terms of the Parkdale Note to extend its maturity date to December 31, 1995. Also as part of the Letter Agreement, the Company and Parkdale terminated the Pledge. On September 14, 1995, Mr. Bradley purchased the Parkdale Note from Parkdale for $5,946,192, being the principal thereof and accrued interest thereon through September 14, 1995, less the portion of said interest Mr. Bradley was required to withhold and remit to the Internal Revenue Service under U.S. tax laws. Contemporaneously with Mr. Bradley's purchase of the Parkdale Note and as required by the terms thereof, the Company made a partial repayment of the Parkdale Note totalling $3,107,484, being 100% of the proceeds of the Oneida Disposition described above. During 1996, the Company made further payments of the Parkdale Note totalling $2,619,609, including interest, and the Company and Mr. Bradley agreed to further amendments of the Parkdale Note, extending its maturity date until December 31, 1996. At December 31, 1996, the amount still owed by the Company under the Parkdale Note was $473,196 and in January 1997, which was within the 45-day grace period from the maturity date as stipulated in the original note agreement, the Company paid Mr. Bradley $475,306, including interest, in final repayment of the Parkdale Note.
     In connection with the purchase of the Reunion common stock, the Company purchased the Gesterkamp Warrants. The purchase price for the Gesterkamp Warrants totalled $483,000 and consisted of $283,000 paid in cash and the Gesterkamp Note in the original principal amount of $200,000. Subsequent to its issuance, the Gesterkamp Note was purchased by Mr. Myers, a director of Reunion. The Gesterkamp Note bore interest at 10% per annum. On each of January 6 and June 6, in each of 1996 and 1997, the Company made principal repayments of $50,000 each, plus interest, to Mr. Myers in repayment of the Gesterkamp Note. At December 31, 1997, the Company's liability to Mr. Myers under the Gesterkamp Note was fully repaid. The Gesterkamp Note was secured by the Gesterkamp Warrants.


Certain Loans

Robinson

     The Company had outstanding loans to Robinson Incorporated (Robinson), a corporation controlled by Charles E. Bradley, John G. Poole, Joseph C. Lawyer and Jack T. Croushore. Robinson is an oil and gas company operating in Oklahoma. The aggregate amount of such loans and the largest principal amount ever outstanding under such loans was $800,000. The Company advanced $500,000 of these funds to Robinson on April 19, 1990 and an additional $300,000 on August 15, 1990, in connection with Robinson's acquisition of the assets of the Chapter 11 bankruptcy estates of Robinson Brothers Drilling Inc. and Robinson Brothers Drilling Company. The loans were evidenced by two notes bearing interest at the prime rate of Chemical Bank plus 2%. The entire principal and accrued interest on the notes was payable on demand at any time between March 31 and April 19 of each year. In 1992 and 1993, the Company demanded and received $59,700 and $51,200, respectively, in payment of interest due for all of 1990 and a portion of 1991. In December 1995, the Company agreed to settle in full the two notes receivable from Robinson for the cash payment of $58,000 plus a warrant to purchase up to 50% of the common stock of Robinson at any time in the future. As a result of this agreement, the Company recognized a $701,000 loss on the settlement of these notes which is included in other expense in the 1995 income statement. On December 29, 1997, Reunion purchased the Robinson warrant from the Company for $22,676 in cash.


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

     As part of the Company's 1990 refinancing of its indebtedness and repayment of its outstanding obligations to TCW, the Company's participation in the April 1990 CGII transaction was restructured as follows: (i) the Company loaned CGII $1.5 million evidenced by a note bearing interest, payable monthly, at the prime rate of the First National Bank of Chicago plus 1.5% (9.75% at December 31, 1996) (CGII-Chatwins Note One); (ii) CGII used the $1.5 million loan from the Company to repay a portion of its indebtedness to TCW;
(iii) the Company's warrants were returned by TCW and cancelled and were replaced by warrants issued by CGII to purchase 112 shares of CGII's common stock; (iv) the Company's subordinated guaranty in favor of TCW was terminated; and (v) the cross-call option was amended to provide that (a) the Company has the right to acquire (Chatwins Call) SPI's 510 shares in CGII for $510 until such time as the CGII-Chatwins Note One is paid in full, subject to TCW's prior right to acquire such equity for $1.00 per share until such time as CGII's remaining obligations to TCW are paid in full, and (b) if the CGII-Chatwins Note One shall be paid in full prior to the Company's exercise of its right to acquire SPI's fifty-one percent (51%) interest in CGII, then SPI shall have the right for five years to acquire (for $440) 440 of the Company's 490 shares in CGII commencing after the Chatwins Call has terminated and expired (without having been exercised). As of the date hereof, the cross-call option is still in effect.
     On May 3, 1993, Messrs. Bradley and Poole applied $76,480 and $505,140, respectively, of the proceeds they received for the redemption of the Company's Preferred Stock, receiving notes from CGII in exchange, to reduce the CGII-TCW Loan in accordance with the guarantees made by Messrs. Bradley and Poole for the benefit of TCW, thus reducing TCW's exposure under the CGII-TCW Loan. In connection with this payment, TCW agreed to subordinate its rights to repayment by CGII with respect to the remaining amounts outstanding under the CGII-TCW Loan to the Company's right to repayment of the CGII-Chatwins Note One.
     In December 1993, the Company loaned an additional $1,350,000 to CGII evidenced by a note having a maturity of two years and bearing interest, payable annually, at a rate of 10% (CGII-Chatwins Note Two). The proceeds of the CGII-Chatwins Note Two were used to pay TCW $1.2 million in full and final satisfaction of the CGII-TCW Loan and prepay to the Company interest of $150,000 on the CGII-Chatwins Note Two. Rostone's preferred stock was previously pledged by CGII to the Company to secure the CGII-Chatwins Note Two. However, as discussed below, on December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida and Oneida's name was changed to Oneida Rostone Corp. (ORC), which acquired from CGII all of the issued and outstanding preferred and common stock of Rostone.
     The largest principal amount ever outstanding under the CGII-Chatwins Note One was $1.5 million. The CGII-Chatwins Note One is in default both as to the payment of interest and the repayment of principal. Under the terms of the CGII-Chatwins Note One, from April 16, 1991 CGII became obligated to pay, in addition to said interest and principal, an amount which when combined therewith would yield the Company a 25% internal rate of return on the $1.5 million loan. As of December 31, 1997, an aggregate of $7,876,839 was due to the Company under the CGII-Chatwins Note One and $1,741,500 under the CGII-Chatwins Note Two.
     In February 1994, the Company loaned $299,000 to CGII evidenced by a demand promissory note bearing interest at an annual rate of 7.5% payable with the repayment of principal. As of December 31, 1997, an aggregate of $386,365 principal and interest was outstanding under this loan from the Company to CGII.

     On May 19, 1995, the Company became obligated to Krause Maffei Corporation for $1,022,944 for the production of three plastic injection molding machines which the Company intended to purchase and lease to Rostone for $19,500 per month for 60 months. The equipment was delivered to Rostone in June 1995. In November 1995, Mr. Bradley agreed to become a co-venturer in the purchase and lease of the equipment to Rostone by paying to the equipment manufacturer the $439,684 balance due thereon. In April 1996, Rostone purchased the equipment and the Company received $602,702 from Rostone which represented the amount paid by the Company to the manufacturer plus interest thereon at 13.5% per annum.
     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida which is owned by Reunion, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp. (ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.
     The Company made three loans to CGII; $1.5 million in December 1990, $1.35 million in December 1993 and $0.3 million in February 1994. Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to the Company until the debt and related interest was paid in full. Over time, the Company has provided reserves for a substantial portion of the principal on its notes receivable from CGII. At December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.
     CGII's primary assets remaining after the sale of Rostone are two notes receivable from affiliates of the Company and a minimal amount of cash, the sum of which total $0.7 million at December 31, 1997. Upon liquidation, these assets would be allocated among CGII's remaining creditors, one of which is the Company.


Stockholder Notes

     In January 1988, Mr. Bradley, Mr. Poole and two former stockholders of the Company subscribed for preferred stock in the Company in consideration of their payment of an aggregate of $57,500 in cash and their personal interest free demand notes, dated January 15, 1988, payable to the Company in the aggregate principal amount of $1,092,500 (Stockholder Notes). The class of preferred stock acquired by them was converted into Common Stock in connection with the May 1988 merger that combined most of the Company's business lines as divisions of the Company. At the time the Stockholder Notes were executed, the Company and Messrs. Bradley and Poole and such other former stockholders had an unwritten understanding that payment on the Stockholder Notes would not be demanded until such time as the Company was sold or funds for the repayment of the Stockholder Notes were distributed to them as dividends on their shares of Common Stock.
     At the time of the May 1988 merger, Messrs. Bradley, Poole and one of the former stockholders granted the Company the option to acquire from them an aggregate of 9,175.5 shares of Common Stock at their original cost of $10 per share, as follows: Mr. Bradley granted the Company an option to purchase 6,422.85 shares; Mr. Poole granted the Company an option to purchase 2,064.49 shares; and the former stockholder granted the Company an option to purchase
688.16 shares. As part of the December 1990 refinancing, the Company exercised its option in full and paid for said shares by reducing the amounts due under the respective Stockholder Notes to the amounts currently outstanding as set forth below.
     In September 1993, the Company purchased all the shares of Common Stock owned by the obligors of the Stockholders Notes other than Messrs. Bradley and Poole. In connection with the Company's purchase of such shares, Messrs. Bradley and Poole assumed the obligations of such former stockholders under their respective Stockholder Notes. The amount outstanding at December 31, 1997 under (i) Mr. Bradley's Stockholder Note was $643,166, (ii) Mr. Poole's Stockholder Note was $206,704, and (iii) the two other Stockholder Notes assumed by Messrs. Bradley and Poole was $150,874.


Bradley Guarantees

     The Availability C Component of the Revolving Credit Facility is guaranteed by Mr. Bradley. Mr. Poole has agreed with Mr. Bradley to assume one third of this guarantee. In consideration of this guarantee, the Company agreed to pay Mr. Bradley and Mr. Poole a total guarantee fee equal to 5% per annum on the outstanding principal amount of the Advances (as defined in the Loan Agreement) under the Availability C Component. During 1997, the Company paid guarantee fees to Mr. Bradley and Mr. Poole of $14,275 and $7,137, respectively. In addition, Mr. Bradley guaranteed $4 million of borrowings under the Loan Agreement that the Company incurred in connection with the investment in Reunion common stock. The guarantee was amended on October 18, 1995, to provide, among other things, that the amount of this supplemental guarantee be reduced to $1.5 million. No fees were payable by the Company to Mr. Bradley in connection with this guarantee. As of December 31, 1995, the balance of the Company's borrowings under the Revolving Credit Facility related to the investment in Reunion common stock had been repaid and the other conditions to Mr. Bradley's supplemental guarantee were satisfied, thereby releasing Mr. Bradley from any obligations thereunder.
     On August 12, 1991, Mr. Bradley agreed to guarantee up to $2 million under the Oneida Credit Facility. In connection with this guarantee, Oneida entered into a Subordinated Guaranty Fee Agreement (Subordinated Guaranty Fee Agreement) with Mr. Bradley. Pursuant to the Subordinated Guaranty Fee Agreement, Oneida agreed to pay Mr. Bradley a guarantee fee equal to 5% of the lesser of $2,000,000 or the actual outstanding principal balance under the Oneida Credit Facility from time to time. 40% of the guarantee fee was payable in equal monthly installments commencing on August 31, 1991 and 60% of the guarantee fee was payable on the date that both the Oneida Credit Facility and the OPC Signal Debt were fully paid. Mr. Bradley agreed to subordinate payment of the guarantee fee to the payment of the obligations under the Oneida Credit Facility. With the consent of Congress, Oneida paid Mr. Bradley $240,533 of accrued guarantee fees during 1994. During the 1995 period ended on September 14, 1995, no further payments under the Subordinated Guaranty Fee Agreement had been made and any amounts owing thereunder were part of the liabilities of Oneida upon its sale to Reunion.
     On March 31, 1994 in connection with the Company's acquisition of Oneida, Mr. Bradley and SPI agreed to guarantee the obligations of Oneida pursuant to the promissory note issued by Oneida on March 31, 1994 to GE in the original principal amount of $687,500 (GE Note). The GE Note bore interest at 7% and matured on June 30, 1995. Oneida repaid the note through monthly principal and interest payments. Oneida agreed to pay Mr. Bradley a guarantee fee of 2.5% per annum on the outstanding balance of the GE Note. With the consent of Congress, Oneida paid Mr. Bradley $5,000 of these accrued guarantee fees in 1994. During the 1995 period ended on September 14, 1995, no further payments under this guaranty agreement had been made and any amounts owing thereunder were part of the liabilities of Oneida upon its sale to Reunion.


CPS Leasing, Inc.

In February 1997, the Company entered into an operating lease agreement with CPS Leasing, Inc. (CPSL), a company owned 80% by CPS and 20% by Mr. Bradley Jr., to lease a machining center for Alliance with a cost of $143,600. The terms of the lease include sixty monthly payments aggregating $161,006 and an option to purchase the equipment at fair market value at the end of the lease term. In June 1997, the Company entered into an operating lease with CPSL of a computer system for Hanna with a cost of $61,667. The terms of the lease include thirty-six monthly payments aggregating $62,830 and an option to purchase the system at fair market value at the end of the lease term. In January 1998, the Company entered into an operating lease with CPSL of two vehicles for Alliance with a cost of $69,494. The terms of the lease include sixty monthly payments aggregating $77,400 and an option to purchase at fair market value at the end of the lease term. In March 1998, the Company entered into an operating lease with CPSL of an ultrasonic testing system for CPI with a cost of $115,300. The terms of the lease include ninety-six monthly payments aggregating $164,448 and an option to purchase the system at fair market value at the end of the lease term. The Company has entered and intends to continue to enter into various operating leases in the course of its normal operations. Such future leases may involve CPSL.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)  Financial Statements

               1. The following financial statements are included in this Annual Report on Form 10-K as part of Part II, Item 8, and are incorporated by reference herein:

                                                                      Page No.
                                                                      --------

Report of Independent Accountants                                        29

Consolidated Balance Sheet as of December 31, 1997 and 1996              30

Consolidated Statement of Income for the years
  ended December 31, 1997, 1996 and 1995                                 31

Consolidated Statement of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995                                 32

Notes to Consolidated Financial Statements                               33



          (b)  Reports on Form 8-K

               None filed by the Registrant during 1997.

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

   4.25(o) Amendment No. 6 to Loan and Security Agreement dated November 1, 1996, between Chatwins Group, Inc. and Congress Financial Corporation.

   4.26(p) Fourth Amended and Restated Availability A Promissory Note dated May 1, 1997 between Chatwins Group, Inc. and Congress Financial Corporation.

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

   4.41(m) Subordination Agreement dated February 2, 1996 between Chatwins Group, Inc. and Congress Financial Corporation.

   4.42(m) Notification Letter dated October 26, 1995 regarding purchase of Gesterkamp Note by Franklin Myers.

   4.43(p) Amendment No. 7 to Loan and Security Agreement dated May 1, 1997 between Chatwins Group, Inc. and Congress Financial Corporation.

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

   10.4(e) Agreement, dated as of September 2, 1993, among Chatwins Group, Inc., Lawrence A. Siebert, Charles E. Bradley and John
                G. Poole.

   10.5(e) Agreement, dated as of September 2, 1993, among Chatwins Group, Inc., John S. Hall, Charles E. Bradley and John G. Poole.

   10.6(h) Collective Bargaining Agreement, dated March 6, 1995, by and between Arrowhead Grating & Metalworks, Inc., Operating Engineers Local No. 6-6A-6B.

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

(p) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1997 for the quarterly period ended March 31, 1997.

                               SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 1998.

                                                CHATWINS GROUP, INC.


                                                By: /s/ Joseph C. Lawyer
                                                   ----------------------
                                                      Joseph C. Lawyer
                                                     President and Chief
                                                      Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 13th day of April, 1998.

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

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 1998, except as to Note 2 which is as of April 13, 1998, appearing on page 29 of this Annual Report on Form 10-K of Chatwins Group, Inc., and its subsidiaries, also included an audit of the Financial Statement Schedule below. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 26, 1998


                             CHATWINS GROUP, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 1997:
Allowance for doubtful
  accounts              $  922      $  347    $   -       $  535 (1)    $  734
Product warranty           365         818        -          895 (2)       288
Accrued self insurance   1,167       1,774        -        1,604 (3)     1,337

  Year ended
    December 31, 1996:
Allowance for doubtful
  accounts              $  733      $  449    $   -       $  260 (1)    $  922
Product warranty           434         725        -          794 (2)       365
Accrued self insurance   1,255       1,804        -        1,892 (3)     1,167

  Year ended
    December 31, 1995:
Allowance for doubtful
  accounts              $  812      $  226    $(249)(4)   $   56 (1)    $  733
Product warranty           442         344        -          352 (2)       434
Accrued self insurance   1,322       1,629     (120)(4)    1,576 (3)     1,255
_________________________
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Product warranty claims honored during the year.
(3)  Self insurance payments made during the year.
(4)  Disposition of Oneida.

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

   4.5(a)       Global Note No. 1, dated as of May 3,
                1993, issued by Chatwins Group, Inc.
                to The Depository Trust Company and
                registered in the name of Cede & Co.
                in the principal amount of $49,000,000.               4.5

   4.6(a)       Senior Note No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. in the principal
                amount of $1,000,000.                                 4.6

   4.7(a)       Form of Certificated Senior Notes
                issued pursuant to the Indenture,
                dated May 1, 1993, by and between
                Chatwins Group, Inc. and The First
                National Bank of Boston.                              4.7

   4.8(a)       Warrant Agreement, dated as of May 1,
                1993, by and between Chatwins Group,
                Inc. and The First National Bank of
                Boston, as warrant agent.                             4.8

   4.9(a)       Global Warrant No. 1, dated as of
                May 3, 1993, issued by Chatwins Group,
                Inc. to The Depository Trust Company
                and registered in the name of
                Cede & Co. for 49,000 Warrants.                       4.9

   4.10(a)      Warrant No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. for 1,000 Warrants.                  4.10

   4.11(a)      Form of Certificated Warrants issued
                pursuant to the Warrant Agreement, by
                and between Chatwins Group, Inc. and
                The First National Bank of Boston,
                as warrant agent.                                     4.11

   4.12(a)      Exchange and Registration Rights
                Agreement, dated as of May 1, 1993,
                by and between Chatwins Group, Inc.
                and Bear, Stearns & Co. Inc.                          4.12

   4.13(e)      Availability A Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $20,000,000.                                       4.13

   4.14(e)      Availability C Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $1,000,000.                                        4.14

   4.15(a)      Loan Agreement, dated as of May 1,
                1981, by and between Orem City, Utah
                and Klemp Corporation relating to
                $680,000 Orem City, Utah Industrial
                Development Revenue Bonds, Series A
                (Klemp Corporation Project).                          4.15

   4.16(a)      Promissory Note, dated May 5, 1981,
                from Klemp Corporation to Orem City,
                Utah in the principal amount of
                $680,000 due May 1, 2001.                             4.16

   4.17(a)      Promissory Note, dated June 30, 1989,
                issued by Alli Acquisition Corp. to
                the Pension Benefit Guaranty
                Corporation, with guarantee of Chatwins
                Group, Inc. annexed thereto.                          4.17

   4.18(a)      Note Payment Agreement, dated as of
                June 26, 1989, between Alli Acquisition
                Corp. and the Pension Benefit Guaranty
                Corporation.                                          4.18

   4.19(c)      Availability B Component Note, dated
                April 1, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $800,000.                                          4.19

   4.20(a)      Non-Negotiable Promissory Note, dated
                January 9, 1989, issued by Chatwins
                Group, Inc. to John P. Nasci in the
                principal amount of $600,000.                         4.20

   4.21(a)      Form of Promissory Note, dated May 3,
                1993, issued by Chatwins Group, Inc.
                to certain management employees in
                connection with termination of Chatwins
                Group, Inc.'s performance unit plans.                 4.21

   4.22(a)      Form of Senior Exchange Note to be
                issued pursuant the Indenture, dated
                May 1, 1993, by and between Chatwins
                Group, Inc. and The First National
                Bank of Boston, as trustee.                           4.22

   4.23(l)      Amendment No. 5 to Loan and Security
                Agreement dated May 1, 1996, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.23

   4.24(l)      Third Amended and Restated
                Availability A Promissory Note
                by Chatwins Group, Inc. payable
                to Congress Financial Corporation
                in the principal amount of $27,500,000.               4.24

   4.25(o)      Amendment No. 6 to Loan and Security
                Agreement dated November 1, 1996,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.25

   4.26(p)      Fourth Amended and Restated Availability A
                Promissory Note dated May 1, 1997 between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.26

   4.27(i)      Promissory Note of Chatwins Group,
                Inc. in the principal amount of
                $5,800,000 issued to Parkdale
                Holdings Corporation, N.V.                            4.27

   4.28(i)      Guaranty, dated June 20, 1995, from
                Charles E. Bradley, Sr. to and in favor
                of Parkdale Holdings Corporation, N.V.                4.28

   4.29(i)      Promissory Note of Chatwins Group, Inc.
                in the principal amount of $200,000
                issued to P. Dean Gesterkamp.                         4.29

   4.30(i)      Amendment No. 1 to Loan and Security
                Agreement and Consent, dated June 20,
                1995, between Congress Financial
                Corporation and Chatwins Group, Inc.                  4.30

   4.31(i)      Amended and Restated Availability A
                Promissory Note by Chatwins Group,
                Inc., payable to Congress Financial
                Corporation in the principal amount
                of $26,000,000.                                       4.31

   4.32(i)      First Supplemental Indenture and Waiver
                of Covenants of Indenture between The
                First National Bank of Boston as
                trustee and Chatwins Group, Inc.                      4.32

   4.33(i)      Second Supplemental Indenture between
                Chatwins Group, Inc. and the Trustee.                 4.33

   4.34(i)      Allonge to Senior Note.                               4.34

   4.35(j)      Amendment No. 2 to Loan and Security
                Agreement dated September 14, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.35

   4.36(j)      Allonge to Promissory Note of Chatwins
                Group, Inc. in the principal amount of
                $5,800,000 issued to Parkdale Holdings
                Corporation, N.V.                                     4.36

   4.37(k)      Amendment No. 3 to Loan and Security
                Agreement, dated October 18, 1995,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.37

   4.38(k)      Second Amended and Restated
                Availability A Promissory Note,
                dated October 18, 1995, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.38

   4.39(m)      Amendment No. 4 to Loan and Security
                Agreement dated December 29, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.39

   4.40(m)      Second Allonge dated January 31, 1996
                to Promissory Note of Chatwins Group,
                Inc. in the amount of $5,800,000 issued
                to Parkdale Holdings Corporation, N.V.,
                purchased by Charles E. Bradley, Sr.                  4.40

   4.41(m)      Subordination Agreement dated February
                2, 1996 between Chatwins Group, Inc.
                and Congress Financial Corporation.                   4.41

   4.42(m)      Notification Letter dated October 26,
                1995 regarding purchase of Gesterkamp
                Note by Franklin Myers.                               4.42

   4.43(p)      Amendment No. 7 to Loan and Security
                Agreement dated May 1, 1997 between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.43

   10.1(a)      Securities Pledge Agreement, dated May
                1, 1993, among Chatwins Group, Inc.,
                Charles E. Bradley, John G. Poole and
                The First National Bank of Boston.                   10.1

   10.2(e)      Guarantee, dated March 4, 1994, from
                Charles E. Bradley to Congress
                Financial Corporation.                               10.2

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
                and Operating Engineers Local
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

   10.64(g)     Form of Indemnity Agreement, between
                Chatwins Group, Inc. and each of
                Charles E. Bradley, Jr., Thomas L.
                Cassidy, Joseph C. Lawyer, James A.
                O'Donnell and John G. Poole.                         10.64

   10.65(g)     Form of Indemnity Agreement, between
                Chatwins Group, Inc. and each of
                Russell S. Carolus and John M. Froehlich.            10.65

   10.66(A)(f)  Employment Agreement, dated August 29,
                1994, by and between T.J. Brooks
                Company, a Wisconsin corporation and
                Jonathan C. Dill.                                    10.66

   10.66*(B)(i) Stock Pledge Agreement, dated June 20,
                1995, between Chatwins Group, Inc.
                and Parkdale Holdings Corporation, N.V.              10.66

   10.67(i)     Escrow Agreement, dated June 20, 1995,
                among Chatwins Group, Inc., Parkdale
                Holdings Corporation, N.V., Franklin
                Myers and IBJ Schroder.                              10.67

   10.68*(i)    Irrevocable Proxy, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Parkdale Holdings Corporation, N.V.                  10.68

   10.69*(i)    Irrevocable Proxy, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Franklin Myers.                                      10.69

   10.70(i)     Letter Agreement, dated June 20, 1995,
                between Chatwins Group, Inc. and
                P. Dean Gesterkamp.                                  10.70

   10.71*(i)    Security Agreement, dated June 20,
                1995, between Chatwins Group, Inc. and
                P. Dean Gesterkamp.                                  10.71

   10.72(i)     Letter from Chatwins Group, Inc. to
                Wertheim Schroder Investment Services.               10.72

   10.73(i)     Letter Agreement, dated June 20, 1995,
                between Chatwins Group, Inc. and
                Franklin Myers.                                      10.73

   10.74(i)     Pledge and Security Agreement, dated
                June 20, 1995, between Congress
                Financial Corporation and Chatwins
                Group, Inc.                                          10.74

   10.75(i)     Collateral Assignment in favor of
                Congress Financial Corporation
                executed by Chatwins Group, Inc.                     10.75

   10.76(i)     Amendment No. 1 of the Securities
                Pledge Agreement among Chatwins
                Group, Inc., Charles E. Bradley, Sr.,
                John G. Poole and The First National
                Bank of Boston as collateral agent.                  10.76

   10.77(j)     Letter Agreement, dated September 4,
                1995, between Chatwins Group, Inc.
                and Parkdale Holdings Corporation, N.V.              10.77

   10.78(j)     Side Indemnity Letter Agreement,
                dated September 14, 1995, between
                Chatwins Group, Inc. and Reunion
                Resources Company.                                   10.78

   11.1         Statement of Computation of
                per Share Earnings.                         102

   12.1         Statement of Computation of Ratios.         103

   21.1         Subsidiaries of Chatwins Group, Inc.        104

   27           Financial Data Schedule                     105
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

(p) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1997 for the quarterly period ended March 31, 1997.