Form 10-Q
period 1998-03-31
CHATWINS GROUP INC
filed 1998-05-15
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

At April 30, 1998, 242,887 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 18.
                             Page 1 of 38 pages.

==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            March 31, 1998 and December 31, 1997                          3


          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three months ended
            March 31, 1998 and 1997                                       4


          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 1998 and 1997                5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         17


                   (b)  Reports on Form 8-K                              17




SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                              At March 31,     At December 31,
                                                     1998                1997
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    379            $    734
Receivables, net                                   32,145              34,246
Inventories, net (note 2)                          20,444              16,964
Other current assets                                5,394               4,687
                                                 --------            --------
     Total current assets                          58,362              56,631

Property, plant and equipment, net                 31,858              31,380
Investments, net                                   12,117              12,013
Goodwill, net                                       4,695               4,764
Other assets, net                                   6,506               6,481
                                                 --------            --------
Total assets                                     $113,538            $111,269
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $ 24,290            $ 26,061
Current maturities of debt                            775                 700
Trade payables                                     18,360              16,239
Other current liabilities                          12,298              11,412
                                                 --------            --------
     Total current liabilities                     55,723              54,412

Senior notes due 2003, net                         49,906              49,900
Other long-term debt                                  775                 823
Other liabilities                                   4,904               4,416
                                                 --------            --------
     Total liabilities                            111,308             109,551

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                  1,034               1,033
Redeemable preferred stock                          8,140               8,026
Warrant value                                         423                 210
Stockholders' equity (note 3)                      (7,367)             (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $113,538            $111,269
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (in thousands, except share and per share information)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                          -------     -------
Net sales                                                 $43,747     $42,642
Cost of sales                                              34,652      34,365
                                                          -------     -------
  Gross profit                                              9,095       8,277

Selling, general & administrative                           5,811       5,241
Other expense, net                                             93         222
                                                          -------     -------

  Operating profit                                          3,191       2,814

Interest expense, net                                       2,437       2,406
Minority interests                                             (2)        (54)
                                                          -------     -------

Income before income taxes and equity income
  from continuing operations of affiliate                     756         462
Provision for income taxes                                    307          95
                                                          -------     -------

Income before equity income from
  continuing operations of affiliate                          449         367
Equity income from continuing operations of affiliate          62          67
                                                          -------     -------
Net income and comprehensive income                       $   511     $   434
                                                          =======     =======

Earnings applicable to common stock                       $   397     $   320
                                                          =======     =======

Earnings per common share (basic)                         $  1.63     $  1.32
                                                          =======     =======
Average equivalent common shares outstanding (basic)      242,887     242,887
                                                          =======     =======

Earnings per common share (diluted)                       $  1.36     $  1.09
                                                          =======     =======
Average equivalent common shares outstanding (diluted)    292,887     292,887
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                          -------     -------
  Cash flow from operating activities:
Net income                                                $   511     $   434
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                                988         845
  Amortization                                                225         227
  Provision for losses on inventories                           -          40
  Minority share of losses                                     (2)        (54)
  Equity in net income of affiliate                           (62)        (67)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                    2,101      (3,969)
      Increase in inventories                              (3,480)     (1,386)
      Increase in trade payables                            2,121       3,482
      Net change in other assets and liabilities              445       1,917
                                                          -------     -------
Cash provided by operating activities                       2,847       1,469
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                       (1,458)     (1,388)
                                                          -------     -------
Cash used in investing activities                          (1,458)     (1,388)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Repayments to related parties                                   -        (577)
Net change in Revolving Credit Facility                    (1,771)        270
Increase in consolidated subsidiary indebtedness               75         142
                                                          -------     -------
Cash used in financing activities                          (1,744)       (213)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (355)       (132)
Cash and cash equivalents, beginning of year                  734         357
                                                          -------     -------
Cash and cash equivalents, end of period                  $   379     $   225
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. The results of operations for the three months ended March 31, 1997 are restated as the result of an adjustment as discussed in note 2 to the consolidated financial statements for the year ended December 31, 1997. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     1998                1997
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 7,031             $ 7,679
Work-in-process                                     7,954               5,678
Finished goods                                      6,362               4,501
                                                  -------             -------
  Total inventories                                21,347              17,858
Less:  LIFO reserves                                 (903)               (894)
                                                  -------             -------
  Inventories, net                                $20,444             $16,964
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 1998 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1998          $ 3    $(500)   $1,664  $(1,001)  $ (7,029)  $(688)  $ (7,551)
  Activity
    (unaudited):
Net income        -        -         -        -        511       -        511
Preferred stock
  accretions      -        -         -        -       (114)      -       (114)
Warrant value
  accretion       -        -         -        -       (213)      -       (213)
                ---    -----    ------  -------   --------   -----   --------
At March 31,
  1998          $ 3    $(500)   $1,664  $(1,001)  $ (6,845)  $(688)  $ (7,367)
                ===    =====    ======  =======   ========   =====   ========

     The computations of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 1998 and 1997 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended March 31, 1998:
Net income                                     $    511
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  397   242,887  $  1.63
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    397   292,887  $  1.36
                                               ========  ========  =======
     Three months ended March 31, 1997:
Net income as restated (note 1)                $    434
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  320   242,887  $  1.32
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    320   292,887  $  1.09
                                               ========  ========  =======

NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 was expensed in each quarter ended March 31, 1998 and 1997.
     During 1997 and the first quarter of 1998, the Company entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services and son of Charles E. Bradley Sr., Chairman of the Board, Director and shareholder of the Company. During the first quarter of 1998, the Company made lease payments totaling $18,869 to CPSL.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at March 31, 1998.


NOTE 6:  OPERATING SEGMENT DISCLOSURES

     The Company considers its separately identifiable divisions to be its operating segments pursuant to the management approach. The following represents a description of each division and a disaggregation of certain financial information by operating segment.

     Alliance - Alliance designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.
     Auto-Lok - Auto-Lok manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.
     CPI - CPI specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.
     Hanna - Hanna designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.

     Klemp - Klemp is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities.
     Steelcraft - Steelcraft manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                                  Total
                          Net Sales          EBITDA(1)          Assets(2)
                          ---------          ---------          ---------
  Three months ended
    March 31, 1998:
Alliance                   $  9,042           $    751           $ 13,464
Auto-Lok                      5,470                203             11,591
CPI                           5,764              1,162             17,147
Hanna                         8,383              1,369             16,301
Klemp(3)                     13,946              1,219             31,714
Steelcraft                    1,142                194              1,808
Headquarters/Other                -               (612)            22,513
                           --------           --------           --------
  Totals                   $ 43,747              4,286           $113,538
                           ========                              ========

Depreciation and amortization                   (1,213)
Interest expense(4)                             (2,317)
                                              --------
  Income before income taxes                  $    756
                                              ========

  Three months ended
    March 31, 1997:
Alliance                   $  9,041           $    693           $ 12,918
Auto-Lok                      5,604                128              9,247
CPI                           6,022              1,434             16,747
Hanna                         8,840              1,159             17,930
Klemp(3)                     12,031                830             27,425
Steelcraft                    1,060                169              1,766
Headquarters/Other               44               (605)            21,494
                           --------           --------           --------
  Totals                   $ 42,642              3,808           $107,527
                           ========                              ========

Depreciation and amortization                   (1,072)
Interest expense(4)                             (2,274)
                                              --------
  Income before income taxes                  $    462
                                              ========

(1) EBITDA is presented due to its relationship to the Company's financial covenants benefitting the Senior Notes (as defined).

(2) Headquarters total assets at March 31, 1998 and 1997 is primarily comprised of deferred tax assets and the Company's investment in Reunion common stock.

(3) Financial data of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp division.

(4) Excludes amortization of debt issuance expenses of $120,000 and $132,000 for the three month periods ended March 31, 1998 and 1997, respectively.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     During 1997 and the first quarter of 1998, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1997 and the first quarter of 1998, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion acquired Oneida Molded Plastics Corp. (Oneida), the Company's former plastics subsidiary, from the Company in September 1995. Reunion also merged Oneida with Rostone, Inc. (Rostone) in February 1996, resulting in Oneida Rostone Corporation (ORC). As a result, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three month periods ended March 31, 1998 and 1997 as equity income from operations of affiliate. See "Possible Merger with Reunion" below.

Recent Developments

     Pursuant to a Warrant Agreement dated as of May 1, 1993 (Warrant Agreement), the Company issued 50,000 warrants (Warrants), each of which entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants were not exercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event had occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. No Trigger Event had occurred through May 3, 1998 and a Payment Blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company intends to notify holders of the Warrants of the existence of a Payment Blockage within 30 days of such date. As of the date of this quarterly report on Form 10-Q, no Warrants have been exercised.

     On May 1, 1998, approximately 75 employees of the Company's Klemp division in Chicago, IL that are represented by the International Association of Bridge, Structural and Ornamental Iron Workers (Union) went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. As of the date of this quarterly report on Form 10-Q, the Company and the Union have a tentative contract subject to ratification by a vote of the Union's membership scheduled for May 19, 1998. The strike is continuing pending ratification. This strike could adversely affect the results of operations of the Company's Klemp division. Management has taken actions to mitigate the effects of this strike, including manufacturing and shipping from several of the five other locations of the Klemp division to the customers of the Chicago, IL location.

     On April 27, 1998, Reunion announced that on April 24, 1998, a jury in state district court of Harris County, Texas returned a verdict against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to a third-party oil and gas partnership. The jury found that the partnership had a right to terminate the November 1995 contract with Reunion and that Reunion committed fraud against the partnership. The jury recommended an award of $5.0 million in punitive damages be assessed against Reunion. The court has not entered judgment on the jury findings and has set the matter for further hearings, including consideration of attorneys' fees which may be awarded in addition to the punitive damages. Reunion's management has informed the Company that it intends to oppose entry of a judgment based on the jury verdict and, if necessary, to appeal any such judgment. Reunion's management has informed the Company that it believes, based on consultation with counsel, that it is more likely than not that any judgment based on a finding of fraud, any award of attorneys' fees based on a finding of fraud and punitive damages would be overturned on appeal. Reunion has made no accrual or provision for the punitive damages or attorneys' fees. The Company's results of operations and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting could be adversely affected if Reunion accrues for this uncertainty.

Possible Merger with Reunion

     The Company and Reunion have entered into negotiations regarding the terms of a possible stock-for-stock merger of the Company with and into Reunion. Reunion is in the process of negotiating the terms of a commitment letter from potential lenders to finance the merger, possibly including a redemption of the Senior Notes, and the ongoing operations of the combined corporation. Such transaction will be subject to approvals by the Boards of Directors and stockholders of Reunion and the Company and, where appropriate, compliance with the Company's and Reunion's operative documents, including, in the case of the Company if the Senior Notes are not concurrently redeemed, with the covenants in the Company's Indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture) pursuant to which the Company's Senior Notes are issued and, if not concurrently refinanced, the Company's $28.0 million revolving credit facility, as amended (Revolving Credit Facility), with Congress Financial Corporation (Congress). On May 19,

1998, Reunion's Board of Directors is scheduled to consider the merger, the possible financing alternatives and the report of Reunion's investment banker. On May 20, 1998, the Company's Board of Directors is scheduled to consider the merger. If such a merger is approved by the Boards of Directors of Reunion and the Company, requisite approvals are obtained, including approvals of the stockholders of Reunion and the Company, and other conditions are satisfied, consummation of the merger and, perhaps, redemption of the Senior Notes, could occur during the third quarter of 1998. If such a merger is consummated, the consideration paid to the Company's preferred stockholders of record on the effective date of the transaction could include notes in lieu of or in addition to stock. There can be no assurance that this transaction will be approved or, if approved, consummated.

Prior Period Adjustment

     The Company restated its consolidated financial statements at and for the years ended December 31, 1996 and 1995 in the Company's annual report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on April 15, 1998 to correct errors in the recorded book value of inventory at one of the Company's significant divisions. In early 1998, the Company's corporate management became aware of an overstatement in the December 31, 1997 recorded book value of inventory at its Klemp division in the aggregate amount of $2,239,000. The overstatement came to the attention of the Company's corporate management as a result of physical counts made at year end 1997. A review of this difference by corporate management led to the discovery that quantities and costing standards used to value inventory at the Klemp division had been overstated in prior periods and that such overstatements had intentionally not been disclosed to the Company's corporate management by Klemp division management. Of the $2,239,000, $158,000 relates to 1997, $338,000 relates to 1996 and $312,000 relates to
1995. The remainder relates to periods prior to 1995. Of the $158,000 which relates to 1997, $40,000 relates to the first quarter of 1997. The condensed consolidated statement of income for the three months ended March 31, 1997 presented herein has been restated accordingly.

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

New Accounting Pronouncement

     In February 1998, The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt SFAS No. 132 in 1998. Although this statement will require the Company to evaluate its current reporting and disclosure requirements, its adoption is not expected to affect amounts recorded in the primary consolidated financial statements.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates and the effects of Y2K on electronic technology on which the Company is directly or indirectly dependent. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks, uncertainties and restrictions, certain of which are beyond the Company's control. Actual outcomes could differ from these forward-looking statements as a result of, among other things, adverse economic conditions, competition, demand for the Company's and competitors' products, financing and/or refinancing difficulties and unanticipated Y2K noncompliance effects. In light of these risks, uncertainties and restrictions, there can be no assurance that actual outcomes will equal or approximate the forward-looking statements. Furthermore, the Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.


Results of Operations

Three Months Ended March 31, 1998 Compared to
  Three Months Ended March 31, 1997

     Net sales for the first quarter of 1998 totalled $43.7 million, compared to $42.6 million for the first quarter of 1997. Sales for the first quarter of 1998 increased $1.1 million, or almost 3%, over the first quarter of 1997. The increase in sales was primarily at Klemp which, including the international entities, increased $1.9 million. Sales decreased slightly at all other significant divisions of the Company except for Alliance, which remained even with last year's first quarter, and Hanna, which decreased approximately $0.4 million. The increase in sales at Klemp is reflective of an improving market trend over the softening in its markets which began in 1996 and continued through much of 1997. The decrease in sales at Hanna was primarily in its mobile cylinder line, which decreased $0.7 million, while its industrial cylinder line was up $0.3 million. The decrease in its mobile cylinder volume was due to a decrease in order levels from one of its customers, a trend that is expected to continue during 1998. Decreases at the remaining divisions of the Company were general in nature and not indicative of adverse trends.

     Gross profit for the first quarter of 1998 was $9.1 million, compared to $8.3 million for the first quarter of 1997. First quarter 1998 gross profit increased $0.8 million, or 10%. Gross profit margin was 20.8% in the first quarter of 1998, compared to 19.4% in the comparable 1997 period. Gross profit during the first quarter of 1998 compared to 1997 improved $0.6 million at Klemp and $0.3 million at Hanna. Gross profit margin was also up at Klemp and up substantially at Hanna. Gross profits and gross profit margins at the other divisions of the Company either increased or decreased slightly, primarily as the result of increases or decreases in their respective volumes. The increase in gross profit and margin at Klemp was primarily due to the efficiency of its higher volume in the first quarter of 1998 compared to 1997. Although Hanna's overall volume decreased in the first quarter of 1998 compared to 1997, the increase in gross profit and margin at Hanna was primarily due to the efficiencies of the increased volume in its industrial cylinder line, which has higher margin products than its mobile cylinder line.

     Selling, general and administrative (SGA) expenses for the first quarter of 1998 were just over $5.8 million, compared to $5.2 million for the first quarter of 1997. SGA expenses as a percentage of sales increased to 13.3% for the first quarter of 1998 compared to 12.3% in the first quarter of 1997. The increase in SGA as a percentage of sales was due to an overall increase in administrative spending at most divisions due to several management hirings and increased domestic and international marketing efforts.

     Other expense for the first quarter of 1998 was $0.1 million, compared to $0.2 million for the first quarter of 1997, a net decrease of $0.1 million. There were no individually significant or offsetting items in either of the first quarters of 1998 or 1997.

     Interest expense, net, for the first quarter of 1998 was $2.4 million, which was equal to interest expense, net, for the first quarter of 1997. In general, average borrowing levels and the effective rates on the Company's debt did not increase in the first quarter of 1998 when compared to the first quarter of 1997.

     Minority interests represent losses during the first quarters of 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.3 million in the first quarter of 1998, compared to $0.1 million in the first quarter of 1997. The increase in the tax provision for the 1998 first quarter compared to the 1997 first quarter was primarily due to the increase in pre-tax income and a $0.1 million reduction in the valuation allowance for deferred tax assets during the first quarter of 1997.

    The equity income of $0.1 million in each of the first quarters of 1998 and 1997 represent the Company's proportionate share of Reunion's results for each quarter.


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

     Each of the Warrants entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants were not exercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event had occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. No Trigger Event had occurred through May 3, 1998 and a Payment Blockage existed on such date, resulting in the Warrants becoming exercisable on May 3, 1998. Pursuant to the Warrant Agreement, the Company intends to notify holders of the Warrants of the existence of a Payment Blockage within 30 days of such date. As of the date of this quarterly report on Form 10-Q, no Warrants have been exercised.

     Under the Revolving Credit Facility with Congress, the Company is subject to compliance with various covenants, representations and warranties, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was temporarily increased to $30.0 million pursuant to an April 28, 1998 amendment as discussed below. At March 31, 1998, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at March 31, 1998 totalled $24.3 million.

     Borrowings under the Revolving Credit Facility bear interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%.  The facility also contains an unused line fee of 0.5% and a $5,000 monthly servicing fee.

The Loan Agreement was scheduled to expire on June 30, 1998 but was extended to August 31, 1998, pursuant to an amendment as discussed below, and is renewable annually thereafter.

     On April 28, 1998, the Revolving Credit Facility was amended to provide a temporary increase in the Maximum Credit to $30.0 million from $28.0 million and a temporary $3.0 million overadvance availability. The proceeds from this $3.0 million overadvance were used for various purposes, including the Company's May 1, 1998 $3.25 million interest payment on its Senior Notes. During the temporary increase period, which ends on August 5, 1998, the $3.0 million overadvance is required to be reduced in increments of $1.0 million on each of June 5, July 6 and August 5, 1998. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to August 31, 1998 and is renewable annually thereafter.

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

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on reviews during 1997, the Company reduced the valuation allowance by $90,000 in the first quarter of 1997.

Operating Activities

     Operating activities provided almost $2.9 million of cash during the first quarter of 1998, compared to cash provided of $1.5 million in the first quarter of 1997, an increase of $1.4 million. An increase in income before depreciation, amortization, minority interests and equity income (loss) of $0.2 million in the first quarter of 1998 compared to 1997 and an increase of $2.6 million in cash provided during the first quarter of 1998 compared to 1997 as the result of changes in net working capital (defined as receivables, inventories and trade payables for cash flow purposes) were partially offset by a $1.4 million decrease in cash provided by changes in other assets and liabilities. The decrease of $1.4 million in cash provided by changes in other assets and liabilities was primarily the result of decrease in current liabilities at the Company's headquarters.

Investing Activities

     Investing activities used $1.5 million of cash during the first quarter of 1998, compared to cash used of $1.4 million during the first quarter of 1997, an increase in cash used of $0.1 million, all related to an increase in capital expenditures during the first quarter of 1998 compared to the first quarter of 1997.

Financing Activities

     Financing activities during the first quarter of 1998 used $1.7 million in cash, compared to $0.2 million of cash used during the first quarter of 1997, an increase in cash used of $1.5 million. This increase in cash used is the result of a decrease of $1.8 million in the level of net borrowings under the Revolving Credit Facility during the first quarter of 1998 compared to an increase of $0.3 million in the first quarter of 1997, partially offset by a $0.6 million decrease in repayments of related party indebtedness.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                 10.6 Collective Bargaining Agreement, dated December 8, 1997, by and between the Arrowhead Grating & Metalworks division of Klemp and Operating Engineers Local No. 101.

                 10.12 Long Term Agreement effective August 1, 1997, by and between T. J. Brooks Company and John Deere Horicon.

                 27                Financial Data Schedule (electronically
                                   filed report only).

          (b)  Reports on Form 8-K - None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 15, 1998                   CHATWINS GROUP, INC.
       ------------                      (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer

                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

       10.6         Collective Bargaining Agreement, dated             19
                    December 8, 1997, by and between the
                    Arrowhead Grating & Metalworks division
                    of Klemp and Operating Engineers Local
                    No. 101.

       10.12        Long Term Agreement effective August 1,            37
                    1997, by and between T. J. Brooks Company and John Deere Horicon.

       27           Financial Data Schedule                            38