Form 10-Q
period 1998-06-30
CHATWINS GROUP INC
filed 1998-08-10
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

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

At July 15, 1998, 289,677 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 23.
                             Page 1 of 24 pages.

==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            June 30, 1998 and December 31, 1997                           3


          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and six
            months ended June 30, 1998 and 1997                           4


          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 1998 and 1997                   5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         22


                   (b)  Reports on Form 8-K                              22




SIGNATURES                                                               22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                   AT JUNE 30, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                               At June 30,     At December 31,
                                                     1998                1997
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    210            $    734
Receivables, net                                   33,059              34,246
Inventories, net (note 2)                          21,582              16,964
Other current assets                                5,212               4,687
                                                 --------            --------
     Total current assets                          60,063              56,631

Property, plant and equipment, net                 31,807              31,380
Investments, net                                    8,116              12,013
Goodwill, net                                       4,626               4,764
Other assets, net                                   7,195               6,481
                                                 --------            --------
Total assets                                     $111,807            $111,269
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $ 27,775            $ 26,061
Current maturities of debt                            801                 700
Trade payables                                     17,883              16,239
Other current liabilities                          10,786              11,412
                                                 --------            --------
     Total current liabilities                     57,245              54,412

Senior notes due 2003, net                         49,912              49,900
Other long-term debt                                  775                 823
Other liabilities                                   3,503               4,416
                                                 --------            --------
     Total liabilities                            111,435             109,551

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                  1,056               1,033
Redeemable preferred stock                          8,254               8,026
Warrant value                                         210                 210
Stockholders' equity (note 3)                      (9,148)             (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $111,807            $111,269
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended      Six Months Ended
                                     June 30,  June 30,     June 30,  June 30,
                                        1998      1997         1998      1997
                                     -------   -------      -------   -------
Net sales                            $46,582   $48,110      $90,329   $90,752
Cost of sales                         37,266    38,998       71,918    73,363
                                     -------   -------      -------   -------
  Gross profit                         9,316     9,112       18,411    17,389
Selling, general & administrative      6,054     5,584       11,865    10,825
Other (income) expense, net              (56)      260           37       482
                                     -------   -------      -------   -------
  Operating profit                     3,318     3,268        6,509     6,082
Interest expense, net                  2,463     2,461        4,900     4,867
Minority interests                        21       (48)          19      (102)
                                     -------   -------      -------   -------
  Income before income taxes and
    equity in earnings of affiliate      834       855        1,590     1,317

Provision for income taxes               313       251          620       346
                                     -------   -------      -------   -------
  Income before equity in earnings
    of affiliate                         521       604          970       971

Equity loss from continuing
  operations of affiliate             (2,127)      (97)      (2,065)      (30)
Equity loss from discontinued
  operations of affiliate               (274)        -         (274)        -
                                     -------   -------      -------   -------
Net income (loss) and
  comprehensive income (loss)        $(1,880)  $   507      $(1,369)  $   941
                                     =======   =======      =======   =======

Earnings applicable to common stock  $(1,994)  $   393      $(1,597)  $   713
                                     =======   =======      =======   =======

Earnings per common share (basic)    $ (8.20)  $  1.62      $ (6.58)  $  2.94
                                     =======   =======      =======   =======
Average equivalent common
  shares outstanding (basic)         242,887   242,887      242,887   242,887
                                     =======   =======      =======   =======

Earnings per common share (diluted)  $ (6.81)  $  1.34      $ (5.45)  $  2.43
                                     =======   =======      =======   =======
Average equivalent common
  shares outstanding (diluted)       292,887   292,887      292,887   292,887
                                     =======   =======      =======   =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (in thousands)
                                 (unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             1998        1997
                                                          -------     -------
  Cash flow from operating activities:
Net income (loss) and comprehensive income (loss)         $(1,369)    $   941
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                              1,980       1,708
  Amortization                                                476         460
  Provision for losses on inventories                           -          80
  Minority share of income (losses)                            19        (102)
  Equity in net loss of affiliate                           2,339          30
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease (increase) in receivables                    1,187      (6,553)
      Increase in inventories                              (4,618)       (656)
      Increase in trade payables                            1,644       3,087
      Net change in other assets and liabilities           (1,381)        487
                                                          -------     -------
Cash provided by (used in) operating activities               277        (548)
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                       (2,468)     (2,679)
Investment in joint venture                                  (100)          -
                                                          -------     -------
Cash used in investing activities                          (2,568)     (2,679)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Repayments to related parties                                   -        (579)
Net change in Revolving Credit Facility                     1,714       3,670
Increase in consolidated subsidiary indebtedness              101         201
                                                          -------     -------
Cash provided by (used in) financing activities             1,767       3,244
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents         (524)         17
Cash and cash equivalents, beginning of year                  734         356
                                                          -------     -------
Cash and cash equivalents, end of period                  $   210     $   373
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. The results of operations for the three and six months ended June 30, 1997 are restated as the result of an adjustment as discussed in note 2 to the consolidated financial statements for the year ended December 31, 1997. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     1998                1997
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 7,285             $ 7,679
Work-in-process                                     8,328               5,678
Finished goods                                      6,881               4,501
                                                  -------             -------
  Total inventories                                22,494              17,858
Less:  LIFO reserves                                 (912)               (894)
                                                  -------             -------
  Inventories, net                                $21,582             $16,964
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 1998 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1998          $ 3    $(500)   $1,664  $(1,001)  $ (7,029)  $(688)  $ (7,551)
  Activity
    (unaudited):
Net loss          -        -         -        -     (1,369)      -     (1,369)
Preferred stock
  accretions      -        -         -        -       (228)      -       (228)
                ---    -----    ------  -------   --------   -----   --------
At June 30,
  1998          $ 3    $(500)   $1,664  $(1,001)  $ (8,626)  $(688)  $ (9,148)
                ===    =====    ======  =======   ========   =====   ========

     The computations of basic and diluted earnings per common share (EPS) for the six month periods ended June 30, 1998 and 1997 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Six months ended June 30, 1998:
Net loss                                       $ (1,369)
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS               (1,597)  242,887  $ (6.58)
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $ (1,597)  292,887  $ (5.45)
                                               ========  ========  =======
     Six months ended June 30, 1997:
Net income as restated (note 1)                $    941
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  713   242,887  $  2.94
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    713   292,887  $  2.43
                                               ========  ========  =======

NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $150,000 were expensed in each of the three and six month periods ended June 30, 1998 and 1997, respectively.
     During 1997 and the first half of 1998, the Company entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and a beneficial shareholder of the Company. During the first half of 1998, the Company made lease payments totaling $71,428 to CPSL.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at June 30, 1998.


NOTE 6:  OPERATING SEGMENT DISCLOSURES

     The Company considers its separately identifiable divisions to be its operating segments pursuant to the management approach. The following represents a description of each division and a disaggregation of certain financial information by operating segment for the six month periods ended June 30, 1998 and 1997.

     Alliance - Alliance designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.
     Auto-Lok - Auto-Lok manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.
     CPI - CPI specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.
     Hanna - Hanna designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.
     Klemp - Klemp is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities.
     Steelcraft - Steelcraft manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.
     The following represents the disaggregation of financial data at and for the six months ended June 30, 1998 and 1997 (in thousands)(unaudited):
                                                                  Total
                          Net Sales          EBITDA(1)          Assets(2)
                          ---------          ---------          ---------
  Six months ended
    June 30, 1998:
Alliance                   $ 19,419           $  1,571           $ 14,556
Auto-Lok                     12,010                859             10,721
CPI                          12,662              2,496             17,483
Hanna                        16,698              2,784             16,596
Klemp(3)                     27,325              1,670             32,352
Steelcraft                    2,215                460              1,964
Headquarters/Other                -             (1,134)            18,135
                           --------           --------           --------
  Totals                   $ 90,329              8,706           $111,807
                           ========                              ========

Depreciation and amortization                   (2,456)
Interest expense(4)                             (4,660)
                                              --------
  Income before income taxes                  $  1,590
                                              ========

  Six months ended
    June 30, 1997:
Alliance                   $ 19,301           $  1,629           $ 14,133
Auto-Lok                     12,914                498             10,212
CPI                          13,612              2,797             18,123
Hanna                        17,740              2,394             16,548
Klemp(3)                     24,807              1,644             28,576
Steelcraft                    2,288                417              1,697
Headquarters/Other               90             (1,291)            21,295
                           --------           --------           --------
  Totals                   $ 90,752              8,088           $110,584
                           ========                              ========

Depreciation and amortization                   (2,168)
Interest expense(4)                             (4,603)
                                              --------
  Income before income taxes                  $  1,317
                                              ========

(1) EBITDA is presented due to its relationship to the Company's financial covenants benefitting the Senior Notes (as defined).

(2) Headquarters total assets at June 30, 1998 and 1997 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock.

(3) Financial data of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp division.

(4) Excludes amortization of debt issuance expenses of $240,000 and $264,000 for the six month periods ended June 30, 1998 and 1997, respectively.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

General

     During 1997 and the first half of 1998, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1997 and the first half of 1998, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion acquired Oneida Molded Plastics Corp. (Oneida), the Company's former plastics subsidiary, from the Company in September 1995. Reunion also merged Oneida with Rostone, Inc. (Rostone) in February 1996, resulting in Oneida Rostone Corporation (ORC). As a result, Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and six month periods ended June 30, 1998 and 1997 as equity loss from operations of affiliate. See "Recent Developments", "Possible Merger with Reunion" and "Results of Operations" below.

Recent Developments

     Pursuant to a Warrant Agreement dated as of May 1, 1993 (Warrant Agreement), the Company issued 50,000 warrants (Warrants), each of which entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants were not exercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event had occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. No Trigger Event had occurred through May 3, 1998 and a Payment Blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company notified holders of the Warrants of the existence of a Payment Blockage within 30 days of such date. Due to its impending merger with Reunion (see "Possible Merger with Reunion"), the Company simultaneously gave holders of the Warrants a Bring Along Notice (as defined in the Warrant Agreement) notifying them that their Warrants would lapse if not exercised within thirty days. The thirty-day period was subsequently extended indefinitely when the merger with Reunion was delayed. See "Possible Merger with Reunion." Through the date of this Quarterly Report on Form 10-Q, 46,790 Warrants have been exercised at $.01 per share resulting in an additional 46,790 shares of the Company's common stock outstanding. See "Liquidity and Capital Resources."

     The Company has notified its warrantholders that because of the announcement of its prospective merger with Reunion, the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission could not be used in connection with any resale of the Warrants. For the same reasons the Company's registration statement covering the Warrants remains unavailable until further notice. Accordingly, any transactions in the Warrants or the Company's common stock into which the Warrants are convertible, other than the conversion itself, must meet the conditions of Rule 144A or another exemption from the registration requirements of the Securities Act of 1933. The Company will update and restore the availability of this registration statement in the event that the merger with Reunion is delayed significantly. See "Possible Merger with Reunion" and "Liquidity and Capital Resources."

     In May of 1998, the Company executed a joint venture agreement pursuant to which it contributed $100,000 to Suzhou Grating, Ltd., a fiberglass reinforced plastic grating manufacturer in China. The investment constitutes a default under the Indenture dated May 1, 1993 with State Street Bank & Trust Company (Trustee), as amended (Indenture), pursuant to which the Company issued $50 million principal amount of 13% senior notes (Senior Notes).

     In May of 1998, Mr. Bradley transferred all of his shares of the Company's common stock to the Charles E. Bradley, Sr. Family Limited Partnership (Bradley FLP). Because the Bradley FLP has granted voting control over such shares to Stanwich Partners, Inc. which in turn has granted voting control over such shares to Mr. John G. Poole, a director of the Company, Mr. Bradley does not have sole voting control over such shares of the Company's common stock thereby causing a breach of the Securities Pledge Agreement (as defined in the Indenture) for which there is no remedy provided under the Securities Pledge Agreement but which creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies, including acceleration of the Senior Notes, therein provided until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. Although the Company does not expect either of these two defaults to mature into an Event of Default, there can be no assurance that an Event of Default will not occur.

     The Company has been named as a defendant in two class action lawsuits filed in the Court of Chancery of the State of Delaware by stockholders of Reunion, purportedly on behalf of all the public stockholders of Reunion, seeking to prevent or rescind the merger and/or obtain damages from Reunion, the Company and the directors of Reunion on account of the merger. The lawsuit essentially alleges that based on the relative values of Reunion and the Company, the public shareholders of Reunion would be excessively diluted in the merger as compared with the shareholders of the Company. The Company believes that the exchange ratio fixed for the merger fairly reflected the relative values of the Company and Reunion at the time the merger terms were agreed. The Company therefore believes that these lawsuits are without merit and intends to pursue their dismissal vigorously. See "Possible Merger with Reunion."

     On May 1, 1998, approximately 75 employees of the Company's Klemp division in Chicago, IL that are represented by the International Association of Bridge, Structural and Ornamental Iron Workers (Union) went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. By a vote of the Union's membership on May 19, 1998, a new contract was ratified and the strike ended on May 22, 1998. This strike adversely affected the second quarter 1998 results of operations of the Company's Klemp division. See "Results of Operations."

     As previously reported by Reunion, on April 24, 1998, a jury in state district court of Harris County, Texas returned a verdict against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to Bargo Energy Company (Bargo). The jury found that Bargo had a right to terminate the November 1995 contract with Reunion and that Reunion fraudulently induced Bargo into signing the agreement. In July 1998, the court entered judgement affirming the $5.0 million punitive damages jury verdict and awarded approximately $3.0 million in attorneys' fees and costs. Reunion reported that it intends to vigorously oppose the judgement including, if necessary, posting a bond in the approximate amount of $8.8 million, including anticipated interest, in order to appeal. Reunion's management has informed the Company that although it believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion has recorded an accrual for the amount of the bond by a charge to its continuing operations for the second quarter of 1998 in accordance with generally accepted accounting principles. The Company's results of operations for the second quarter of 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by this action. See "Results of Operations."

     In a recent press release, Reunion repeated its previous report that it will not have sufficient resources to meet its corporate, legal and environmental expenses over the next twelve months, now including the required $8.8 million appeal bond discussed above, unless financing is arranged. Reunion reported that it is investigating temporary financing alternatives now that the merger refinancing has been delayed. See "Possible Merger with Reunion."

Possible Merger with Reunion

     As previously announced by the Company, the Company and Reunion have executed a merger agreement providing for a stock-for-stock merger of the Company with and into Reunion. However, the closing of the Company's prospective merger into Reunion has been delayed. Reunion announced that the vote on the proposed merger with the Company included on its ballot for the Special Meeting of Reunion Stockholders held on August 4, 1998 will be delayed until a future time citing the results of its operations for the 1998 second quarter having caused Reunion's prospective refinancing sources to require significant changes in the terms of the proposed refinancing of the combined company. Reunion also announced that it is seeking to arrange acceptable replacement financing to fund the ongoing operations of the combined companies and the possible redemption of the Senior Notes, which is expected to delay the closing of the merger and refinancing until later in the year. Reunion stated that, once it has received commitments for a revised refinancing package, additional information will be distributed to its stockholders and the meeting will be reconvened for a vote on the proposed merger. Although a new closing date has not been scheduled, the Company and Reunion intend to proceed with the merger as expeditiously as possible. Such transaction was previously approved by the Boards of Directors of Reunion and the Company and the shareholders of the Company.

     Such transaction will be subject to compliance with the Company's and Reunion's operative documents, including, in the case of the Company if the Senior Notes are not concurrently redeemed, with the covenants in the Company's Indenture, as amended, between the Company and State Street Bank and Trust Company (Indenture) pursuant to which the Company's Senior Notes are issued and, if not concurrently refinanced, the Company's $28.0 million revolving credit facility, as amended (Revolving Credit Facility), with Congress Financial Corporation (Congress). If such a merger is consummated, the consideration paid to the Company's preferred stockholders of record on the effective date of the transaction could include notes in lieu of or in addition to stock.

     Although the Boards of Directors of Reunion and the Company and the shareholders of the Company have approved the merger, there can be no assurances that this merger will be approved by the Reunion stockholders or consummated.

King-Way

     On November 3, 1997, Stanwich Acquisition Corporation (SAC) acquired the King-Way Material Handling Company business (Kingway) from the Kingston-Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Charles E. Bradley Sr. (Mr. Bradley) (Chairman of the Board and Director of Chatwins), 42.5% by Mr. Kimball J. Bradley (Senior Vice President of Chatwins) and 15% by Mr. Richard
L. Evans (Executive Vice President, Chief Financial Officer and Secretary of Reunion). Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

     At the time King-Way was available for purchase, the Company's management was desirous of acquiring King-Way as a strategic acquisition by its Auto-Lok division as King-Way's computerized systems were thought to be an important line extension to Auto-Lok's more traditional storage and materials handling systems. The Company was not, however, able to consummate the acquisition because of restrictions under its existing financing documents. Mr. Bradley therefore organized and capitalized SAC to acquire and hold King-Way until such time as it could be acquired by the Company.

     Because King-Way had been operating as a division of Kingston-Warren Corporation, it was necessary to establish King-Way's business in new facilities with appropriate overhead support. Meanwhile, Auto-Lok possessed surplus floor space, production workforce, administrative organization and equipment that could be utilized to continue King-Way's operations. Accordingly, SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. The integration of King-Way's business into Auto-Lok's facility took place primarily during the first quarter of 1998 with King-Way's initial operations at such facility beginning in April 1998.

     If the Company successfully acquires or negotiates the irrevocable right to acquire King-Way for SAC's cost of acquisition plus interest, the shares of Reunion issuable to the Company's stockholders upon consummation of the merger pursuant to the Merger Agreement will increase from 8.5 million to 9.0 million. There can be no assurance that the Company will consummate or have the right to consummate the King-Way acquisition at or prior to the effective time of the Company's proposed merger into Reunion. See "Possible Merger with Reunion."

Prior Period Adjustment

     The Company restated its consolidated financial statements at and for the years ended December 31, 1996 and 1995 in the Company's annual report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on April 15, 1998 to correct errors in the recorded book value of inventory at one of the Company's significant divisions. In early 1998, the Company's corporate management became aware of an overstatement in the December 31, 1997 recorded book value of inventory at its Klemp division in the aggregate amount of $2,239,000. The overstatement came to the attention of the Company's corporate management as a result of physical counts made at year end 1997. A review of this difference by corporate management led to the discovery that quantities and costing standards used to value inventory at the Klemp division had been overstated in prior periods and that such overstatements had intentionally not been disclosed to the Company's corporate management by Klemp division management. Of the $2,239,000, $158,000 relates to 1997, $338,000 relates to 1996 and $312,000 relates to
1995. The remainder relates to periods prior to 1995. Of the $158,000 that relates to 1997, $40,000 relates to the first quarter of 1997 and $40,000 relates to the second quarter. The condensed consolidated statements of income for the three and six month periods ended June 30, 1997 presented herein have been restated accordingly.

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


Results of Operations

Six Months Ended June 30, 1998 Compared to
  Six Months Ended June 30, 1997

     Net sales for the first half of 1998 totalled $90.3 million, compared to $90.8 million for the first half of 1997. Sales for the first half of 1998 decreased $0.5 million, or less than 1%, compared to the first half of 1997. The decrease in sales was primarily at Hanna, CPI and Auto-Lok, partially offset by an increase in sales at Klemp. Sales decreased almost $1.1 million at Hanna, $1.0 million at CPI and $0.9 million at Auto-Lok. Klemp's sales, including its international entities, increased $2.5 million. Sales at all other divisions of the Company were flat compared with last year's first half. The decrease in sales at Hanna was primarily in its mobile cylinder line, which decreased $1.5 million, while its industrial cylinder line was up $0.4 million. The decrease in its mobile cylinder volume was due to a decrease in order levels from one of its customers, a trend that is expected to continue during 1998. Decreases at CPI and Auto-Lok were general in nature and not indicative of adverse trends. The increase in sales at Klemp is reflective of an improving domestic market trend over the softening in its markets which began in 1996 and continued through much of 1997 and the ramp-up in operations at Shanghai Klemp which had an increase in sales of $1.0 million.

     Gross profit for the first half of 1998 was $18.4 million, compared to $17.4 million for the first half of 1997. First half 1998 gross profit increased $1.0 million, or 6%. Gross profit margin was 20.4% in the first half of 1998, compared to 19.2% in the comparable 1997 period. Gross profit during the first half of 1998 compared to 1997 improved $0.5 million at Hanna and $0.4 million at Auto-Lok. Gross profit margin was also up at Hanna and Auto-Lok. Except for Klemp, gross profits and gross profit margins at the other divisions of the Company either increased or decreased slightly, primarily as the result of increases or decreases in their respective volumes. Although Hanna's overall volume decreased in the first half of 1998 compared to 1997, the increase in gross profit and margin at Hanna was primarily due to the efficiencies of the increased volume in its industrial cylinder line, which has higher margin products than its mobile cylinder line. Although Auto-Lok's overall volume decreased in the first half of 1998 compared to 1997, the increase in gross profit and margin at Auto-Lok was primarily due to a slight increase in its selling prices and the absorption of a portion of the Auto-Lok facility's fixed and semi-variable overhead costs by King-Way's operations beginning in April 1998. See "King-Way." Although Klemp's overall volume increased in the first half of 1998 compared to 1997, the decrease in gross profit and margin at Klemp was primarily due to the three week strike at its Chicago plant and the resulting inability to absorb fixed production costs. See "Recent Developments."

     Selling, general and administrative (SGA) expenses for the first half of 1998 were $11.9 million, compared to $10.8 million for the first half of 1997. SGA expenses as a percentage of sales increased to 13.1% for the first half of 1998 compared to 11.9% in the first half of 1997. The increase in SGA as a percentage of sales was due to an overall increase in administrative spending at most divisions due to several management hirings and increased domestic and international marketing efforts.

     Other expense for the first half of 1998 was less than $0.1 million, compared to $0.5 million for the first half of 1997, a net decrease of $0.4 million. There were no individually significant or offsetting items in either of the first halves of 1998 or 1997.

     Interest expense, net, for the first half of 1998 was $4.9 million, which was about equal to interest expense, net, for the first half of 1997. In general, average borrowing levels and the effective rates on the Company's debt did not increase in the first half of 1998 when compared to the first half of 1997.

     Minority interests represent results during the first halves of 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.6 million in the first half of 1998, compared to $0.3 million in the first half of 1997. The increase in the tax provision for the 1998 first half compared to the 1997 first half was primarily due to the increase in pre-tax income and a $0.2 million reduction in the valuation allowance for deferred tax assets during the first half of 1997.

     The Company's results of operation for the first half of 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of operation for the first half of 1998 which included an $8.8 million charge to its second quarter continuing operations resulting from an adverse litigation judgment entered against Reunion (see "Recent Developments") and a $1.2 million charge to its second quarter discontinued operations related to environmental remediation costs for certain Louisiana oil and gas properties. The equity loss of $2.4 million in the first half of 1998 represents the Company's proportionate share of Reunion's first half 1998 results, compared to $0.1 million for the first half of 1997.

Three Months Ended June 30, 1998 Compared to
  Three Months Ended June 30, 1997

     Net sales for the second quarter of 1998 totalled $46.6 million, compared to $48.1 million for the second quarter of 1997. Sales for the second quarter of 1998 decreased $1.5 million, or 3%, compared to the second quarter of 1997. The decrease in sales was primarily at Hanna, CPI and Auto-Lok, partially offset by an increase in sales at Klemp. Sales decreased $0.6 million at Hanna, $0.7 million at CPI and $0.8 million at Auto-Lok. Klemp's sales, including the international entities, increased $0.6 million. Sales at all other divisions of the Company were flat compared with last year's second quarter. The decrease in sales at Hanna was primarily in its mobile cylinder line, which decreased $0.8 million, while its industrial cylinder line was up

$0.2 million. The decrease in its mobile cylinder volume was due to a decrease in order levels from one of its customers, a trend that is expected to continue during 1998. Decreases at CPI and Auto-Lok were general in nature and not indicative of adverse trends. The increase in sales at Klemp is reflective of the ramp-up in operations at Shanghai Klemp which had an increase in sales of $0.7 million.

     Gross profit for the second quarter of 1998 was $9.3 million, compared to $9.1 million for the second quarter of 1997. Second quarter 1998 gross profit increased $0.2 million, or 2%. Gross profit margin was 20.0% in the second quarter of 1998, compared to 18.9% in the comparable 1997 period. Gross profit during the second quarter of 1998 compared to 1997 improved $0.3 million at both Hanna and Auto-Lok. Gross profit margin was also up at Hanna and Auto-Lok. Except for Klemp, gross profits and gross profit margins at the other divisions of the Company either increased or decreased slightly, primarily as the result of increases or decreases in their respective volumes. Although Hanna's overall volume decreased in the second quarter of 1998 compared to 1997, the increase in gross profit and margin at Hanna was primarily due to the efficiencies of the increased volume in its industrial cylinder line, which has higher margin products than its mobile cylinder line. Although Auto-Lok's overall volume decreased in the second quarter of 1998 compared to 1997, the increase in gross profit and margin at Auto-Lok was primarily due to a slight increase in its selling prices and the absorption of a portion of the Auto-Lok facility's fixed and semi-variable overhead costs by King-Way's operations beginning in April 1998. See "King-Way." Although Klemp's overall volume increased in the second quarter of 1998 compared to 1997, the decrease in gross profit and margin at Klemp was primarily due to the three week strike at its Chicago plant and the resulting inability to absorb fixed production costs. See "Recent Developments."

     Selling, general and administrative (SGA) expenses for the second quarter of 1998 were $6.1 million, compared to $5.6 million for the second quarter of 1997. SGA expenses as a percentage of sales increased to 13.0% for the second quarter of 1998 compared to 11.6% in the second quarter of 1997. The increase in SGA as a percentage of sales was due to an overall increase in administrative spending at most divisions due to several management hirings and increased domestic and international marketing efforts.

     Other income for the second quarter of 1998 was less than $0.1 million, compared to other expense $0.3 million for the second quarter of 1997, a net change of $0.4 million. There were no individually significant or offsetting items in either of the first halves of 1998 or 1997.

     Interest expense, net, for the second quarter of 1998 was almost $2.5 million, which was about equal to interest expense, net, for the second quarter of 1997. In general, average borrowing levels and the effective rates on the Company's debt did not increase in the second quarter of 1998 when compared to the second quarter of 1997.

     Minority interests represent results during the second quarters of 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of just over $0.3 million in the second quarter of 1998, compared to just under $0.3 million in the second quarter of 1997.

The increase in the tax provision for the 1998 second quarter compared to the 1997 second quarter was primarily due to a $0.1 million reduction in the valuation allowance for deferred tax assets during the second quarter of 1997 which did not recur in the second quarter of 1998.

     The Company's results of operation for the second quarter of 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of operation for the second quarter of 1998 which included an $8.8 million charge to its second quarter continuing operations resulting from an adverse litigation judgment entered against Reunion (see "Recent Developments") and a $1.2 million charge to its second quarter discontinued operations related to environmental remediation costs for certain Louisiana oil and gas properties. The equity loss of over $2.3 million in the second quarter of 1998 represents the Company's proportionate share of Reunion's second quarter 1998 results, compared to almost $0.1 million for the second quarter of 1997.

Liquidity and Capital Resources

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay previous borrowings under the Company's Revolving Credit Facility with Congress Financial Corporation (Revolving Credit Facility), as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the Revolving Credit Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the Revolving Credit Facility or other financing or refinancing arrangements, if necessary.

     Each of the Warrants entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued the Senior Notes. The Warrants were not exercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event had occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. No Trigger Event had occurred through May 3, 1998 and a Payment Blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company notified holders of the Warrants of the existence of a Payment Blockage within 30 days of such date. Due to its impending merger with Reunion (see "Possible Merger with Reunion"), the Company simultaneously gave holders of the Warrants a Bring Along Notice (as defined in the Warrant Agreement) notifying them that their Warrants would lapse if not exercised within thirty days. The thirty-day period was subsequently extended indefinitely when the merger with Reunion was delayed. See "Possible Merger with Reunion." Through the date of this Quarterly Report on Form 10-Q, 46,790 Warrants have been exercised at $.01 per share resulting in an additional 46,790 shares of the Company's common stock outstanding.

     The Company has notified its warrantholders that because of the announcement of its prospective merger with Reunion, the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission could not be used in connection with any resale of the Warrants. For the same reasons the Company's registration statement covering the Warrants remains unavailable until further notice. Accordingly, any transactions in the Warrants or the Company's common stock into which the Warrants are convertible, other than the conversion itself, must meet the conditions of Rule 144A or another exemption from the registration requirements of the Securities Act of 1933. The Company will update and restore the availability of this registration statement in the event that the merger with Reunion is delayed significantly. See "Possible Merger with Reunion."

     In May of 1998, the Company executed a joint venture agreement pursuant to which it contributed $100,000 to Suzhou Grating, Ltd., a fiberglass reinforced plastic grating manufacturer in China. The investment constitutes a default under the Indenture.

     In May of 1998, Mr. Bradley transferred all of his shares of the Company's common stock to the Bradley FLP. Because the Bradley FLP has granted voting control over such shares to Stanwich Partners, Inc. which in turn has granted voting control over such shares to Mr. John G. Poole, a director of the Company, Mr. Bradley does not have sole voting control over such shares of the Company's common stock thereby causing a breach of the Securities Pledge Agreement (as defined in the Indenture) for which there is no remedy provided under the Securities Pledge Agreement but which creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies, including acceleration of the Senior Notes, therein provided until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. Although the Company does not expect either of these two defaults to mature into an Event of Default, there can be no assurance that an Event of Default will not occur.

     Under the Revolving Credit Facility with Congress, the Company is subject to compliance with various covenants, representations and warranties, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Revolving Credit Facility was temporarily increased to $30.0 million pursuant to an April 28, 1998 amendment as discussed below. At June 30, 1998, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Facility. Borrowings outstanding under the Revolving Credit Facility at June 30, 1998 totalled $27.8 million.

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

     On April 28, 1998, the Revolving Credit Facility was amended to provide a temporary increase in the Maximum Credit to $30.0 million from $28.0 million and a temporary $3.0 million overadvance availability. The proceeds from this $3.0 million overadvance were used for various purposes, including the Company's May 1, 1998 $3.25 million interest payment on its Senior Notes. During the temporary increase period, which ended on August 5, 1998, the $3.0 million overadvance was required to be reduced in increments of $1.0 million on each of June 5, July 6 and August 5, 1998. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to August 31, 1998. The $3.0 million overadvance was reduced by $1.0 million on June 5 and, along with the Maximum Credit, further reduced by $1.0 million on July 6, 1998. However, as a result of the delay in merger negotiations (see "Possible Merge with Reunion"), the Company and Congress agreed to revise this amendment to extend the August 5, 1998 $1.0 million overadvance and Maximum Credit incremental reduction to October 6, 1998 and to further extend the expiration date of the Loan Agreement to October 31, 1998.

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

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on reviews during 1997, the Company reduced the valuation allowance by $180,000 in the first half of 1997.

Operating Activities

     Operating activities provided almost $0.3 million of cash during the first half of 1998, compared to cash used of $0.5 million in the first half of 1997, an increase of $0.8 million. An increase in income before depreciation, amortization, minority interests and equity income (loss) of $0.3 million in the first half of 1998 compared to 1997 and a decrease of $2.3 million in cash used during the first half of 1998 compared to 1997 as the result of changes in net working capital (defined as receivables, inventories and trade payables for cash flow purposes) were partially offset by a $1.9 million decrease in cash provided by changes in other assets and liabilities. The decrease of $1.9 million in cash provided by changes in other assets and liabilities was primarily the result of decrease in current liabilities at the Company's headquarters and several major divisions.

Investing Activities

     Investing activities used $2.6 million of cash during the first half of 1998, compared to cash used of $2.7 million during the first half of 1997, a decrease in cash used of $0.1 million, all related to a decrease in capital expenditures during the first half of 1998 compared to the first half of 1997. During the second quarter of 1998, the Company made a $0.1 million investment in a fiberglass grating joint venture in China. See "Recent Developements."

Financing Activities

     Financing activities during the first half of 1998 provided $1.8 million in cash, compared to $3.2 million of cash provided during the first half of 1997, a decrease in cash provided of $1.4 million. This decrease in cash provided is the result of an increase of only $1.7 million in the level of net borrowings under the Revolving Credit Facility during the first half of 1998 compared to an increase of $3.7 million in the first half of 1997, partially offset by a $0.6 million decrease in repayments of related party indebtedness.



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

Date:  August 10, 1998                          CHATWINS GROUP, INC.
       ---------------                             (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer

                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

         27         Financial Data Schedule                           24