Form 10-Q
period 1998-09-30
CHATWINS GROUP INC
filed 1998-11-13
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

At October 31, 1998, 289,677 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 25.
                            Page 1 of 118 pages.

==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            September 30, 1998 and December 31, 1997                      3


          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and nine
            months ended September 30, 1998 and 1997                      4


          Condensed Consolidated Statement of Cash Flows for
            the nine months ended September 30, 1998 and 1997             5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       10




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         24


                   (b)  Reports on Form 8-K                              24




SIGNATURES                                                               24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                 AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                          At September 30,     At December 31,
                                                     1998                1997
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    192            $    734
Receivables, net                                   36,958              34,246
Inventories, net (note 2)                          23,765              16,964
Other current assets                                7,686               4,687
                                                 --------            --------
     Total current assets                          68,601              56,631

Property, plant and equipment, net                 32,599              31,380
Investments, net                                    7,751              12,013
Goodwill, net                                       4,556               4,764
Other assets, net                                   7,262               6,481
                                                 --------            --------
Total assets                                     $120,769            $111,269
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Congress Facility                                $ 28,194            $ 26,061
Current maturities of debt                         25,803                 700
Trade payables                                     23,132              16,239
Other current liabilities                          12,063              11,412
                                                 --------            --------
     Total current liabilities                     89,192              54,412

Senior notes due 2003, net                         24,959              49,900
Other long-term debt                                  775                 823
Other liabilities                                   5,241               4,416
                                                 --------            --------
     Total liabilities                            120,167             109,551

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                  1,043               1,033
Redeemable preferred stock                          8,368               8,026
Warrant value                                          14                 210
Stockholders' equity (note 3)                      (8,823)             (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $120,769            $111,269
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND COMPREHENSIVE INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
      (in thousands, except share and per share information)(unaudited)

                                    Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                       1998      1997         1998       1997
                                    -------   -------     --------   --------
Net sales                           $50,632   $47,587     $140,961   $138,339
Cost of sales                        41,101    38,829      113,019    112,192
                                    -------   -------     --------   --------
  Gross profit                        9,531     8,758       27,942     26,147
Selling, general & administrative     6,232     5,798       18,097     16,623
Other (income) expense, net              (5)        4           32        486
                                    -------   -------     --------   --------
  Operating profit                    3,304     2,956        9,813      9,038
Interest expense, net                 2,550     2,452        7,450      7,319
Minority interests                       (2)       (2)          17       (104)
                                    -------   -------     --------   --------
  Income before income taxes and
    equity in earnings of affiliate     756       506        2,346      1,823

Provision for income taxes              294       162          914        508
                                    -------   -------     --------   --------
  Income before equity in earnings
    of affiliate                        462       344        1,432      1,315

Equity income (loss) from continuing
  operations of affiliate              (219)       35       (2,284)         5
Equity loss from discontinued
  operations of affiliate                 -         -         (274)         -
                                    -------   -------     --------   --------
Net income (loss) and
  comprehensive income (loss)       $   243   $   379     $ (1,126)  $  1,320
                                    =======   =======     ========   ========

Earnings applicable to common stock $   129   $   265     $ (1,468)  $    978
                                    =======   =======     ========   ========

Earnings per common share (basic)   $  0.45   $  1.09     $  (5.07)  $   4.03
                                    =======   =======     ========   ========
Average equivalent common
  shares outstanding (basic)        289,677   242,887      289,677    242,887
                                    =======   =======     ========   ========

Earnings per common share (diluted) $  0.44   $  0.90     $  (5.01)  $   3.34
                                    =======   =======     ========   ========
Average equivalent common
  shares outstanding (diluted)      292,887   292,887      292,887    292,887
                                    =======   =======     ========   ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (in thousands)
                                 (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             1998        1997
                                                          -------     -------
  Cash flow from operating activities:
Net income (loss) and comprehensive income (loss)         $(1,126)    $ 1,320
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                              3,003       2,589
  Amortization                                                723         669
  Provision for losses on inventories                           -         120
  Minority share of income (losses)                            17        (104)
  Equity in net (income) loss of affiliate                  2,558          (5)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Increase in receivables                              (2,712)     (5,216)
      Increase in inventories                              (6,801)       (778)
      Increase in trade payables                            6,893       4,151
      Net change in other assets and liabilities             (830)      2,537
                                                          -------     -------
Cash provided by operating activities                       1,725       5,283
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                       (4,252)     (3,840)
Investment in joint venture                                  (100)          -
                                                          -------     -------
Cash used in investing activities                          (4,352)     (3,840)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Repayments to related parties                                   -        (579)
Net change in Congress Facility                             2,133        (513)
Increase in consolidated subsidiary indebtedness                -           1
                                                          -------     -------
Cash provided by (used in) financing activities             2,085      (1,139)
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents         (542)        304
Cash and cash equivalents, beginning of year                  734         356
                                                          -------     -------
Cash and cash equivalents, end of period                  $   192     $   660
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. The results of operations for the three and nine months ended September 30, 1997 are restated as the result of an adjustment as discussed in note 2 to the consolidated financial statements for the year ended December 31, 1997. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     1998                1997
                                          ---------------      --------------
                                              (unaudited)

Raw materials                                     $ 8,119             $ 7,679
Work-in-process                                     9,597               5,678
Finished goods                                      6,970               4,501
                                                  -------             -------
  Total inventories                                24,686              17,858
Less:  LIFO reserves                                 (921)               (894)
                                                  -------             -------
  Inventories                                     $23,765             $16,964
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 1998 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes    Accum-    Trans-
               Common  sury    of Par   Receiv-   ulated    lation
               Stock   Stock   Value     able     Deficit   Adjmt.    Total
               ------  -----   -------  -------   --------  ------   --------
At January 1,
  1998          $ 3    $(500)   $1,664  $(1,001)  $ (7,029)  $(688)  $ (7,551)
  Activity
    (unaudited):
Net loss          -        -         -        -     (1,126)      -     (1,126)
Preferred stock
  accretions      -        -         -        -       (342)      -       (342)
Warrant
  redemption      -        -       196        -          -       -        196
                ---    -----    ------  -------   --------   -----   --------
At September 30,
  1998          $ 3    $(500)   $1,860  $(1,001)  $ (8,497)  $(688)  $ (8,823)
                ===    =====    ======  =======   ========   =====   ========

     The computations of basic and diluted earnings per common share (EPS) for the nine month periods ended September 30, 1998 and 1997 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Nine months ended September 30, 1998:
Net loss                                       $ (1,126)
Less:  Preferred stock dividend accretions         (342)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS               (1,468)  289,677  $ (5.07)
                                                                   =======
Dilutive effect of Warrants                                 3,210
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $ (1,468)  292,887  $ (5.01)
                                               ========  ========  =======
     Nine months ended September 30, 1997:
Net income as restated (note 1)                $  1,320
Less:  Preferred stock dividend accretions         (342)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  978   242,887  $  4.03
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    978   292,887  $  3.34
                                               ========  ========  =======

NOTE 4:  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 and $225,000 were expensed in each of the three and nine month periods ended September 30, 1998 and 1997, respectively.
     During 1997 and the first nine months of 1998, the Company entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and a beneficial shareholder of the Company. During the first nine months of 1998, the Company made lease payments totaling $131,883 to CPSL.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at September 30, 1998.


NOTE 6:  OPERATING SEGMENT DISCLOSURES

     The Company considers its separately identifiable divisions to be its operating segments pursuant to the management approach. The following represents a description of each division and a disaggregation of certain financial information by operating segment for the nine month periods ended September 30, 1998 and 1997.

     Alliance - Alliance designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.
     Auto-Lok - Auto-Lok manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.
     CPI - CPI specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.
     Hanna - Hanna designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.
     Klemp - Klemp is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities.
     Steelcraft - Steelcraft manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.
     The following represents the disaggregation of financial data at and for the nine months ended September 30, 1998 and 1997 (in thousands)(unaudited):
                                                                  Total
                          Net Sales          EBITDA(1)          Assets(2)
                          ---------          ---------          ---------
  Nine months ended
    September 30, 1998:
Alliance                   $ 31,502           $  2,559           $ 18,866
Auto-Lok                     19,427              1,391             10,758
CPI                          19,766              4,038             19,691
Hanna                        25,131              4,152             16,937
Klemp(3)                     42,011              2,220             33,290
Steelcraft                    3,124                589              1,895
Headquarters/Other                -             (1,787)            19,332
                           --------           --------           --------
  Totals                   $140,961             13,162           $120,769
                           ========                              ========

Depreciation and amortization                   (3,726)
Interest expense(4)                             (7,090)
                                              --------
  Income before income taxes                  $  2,346
                                              ========

  Nine months ended
    September 30, 1997:
Alliance                   $ 30,864           $  2,812           $ 14,659
Auto-Lok                     20,032                615              9,758
CPI                          20,172              4,250             15,759
Hanna                        25,612              3,478             16,437
Klemp(3)                     38,237              2,223             29,832
Steelcraft                    3,287                601              1,672
Headquarters/Other              135             (1,948)            21,326
                           --------           --------           --------
  Totals                   $138,339             12,031           $109,443
                           ========                              ========

Depreciation and amortization                   (3,285)
Interest expense(4)                             (6,923)
                                              --------
  Income before income taxes                  $  1,823
                                              ========

(1) EBITDA is presented due to its relationship to the Company's financial covenants benefitting the Senior Notes (as defined).

(2) Headquarters total assets at September 30, 1998 and 1997 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock.

(3) Financial data of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp division.

(4) Excludes amortization of debt issuance expenses of $360,000 and $396,000 for the nine month periods ended September 30, 1998 and 1997, respectively.


PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     During 1997 and the first nine months of 1998, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). During 1997 and the first nine months of 1998, substantially all of the Company's operations related to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's proportional share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and nine month periods ended September 30, 1998 and 1997 as equity income (loss) from operations of affiliate. See "Recent Developments - Other Matters", "Termination of Merger Agreement with Reunion" and "Results of Operations" below.

     In connection with the acquisition of the Reunion common stock, on June 20, 1995, the Company and State Street Bank and Trust Company (Trustee), as successor trustee to the indenture dated as of May 1, 1993 (Indenture) pursuant to which the Company issued $50 million principal amount of 13% senior notes (Senior Notes), agreed to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior Notes are issued. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25.0 million (representing 50% of the originally issued principal amount of the Senior Notes) from Senior Notes holders on each of June 1, 1999 and 2000 at an amount equal to 100% of the aggregate outstanding principal amount thereof, plus unpaid interest to the purchase date. The Company has classified the principal amount of the first purchase offer as current maturities of long-term debt in its consolidated balance sheet at September 30, 1998 included herein. See "Liquidity and Capital Resources."

RECENT DEVELOPMENTS

New Credit Facility

     On October 30, 1998, the Company and NationsBank, N.A. (NationsBank), a national banking association, executed a financing and security agreement (Financing Agreement) wherein NationsBank has provided the Company with a revolving credit facility (NationsBank Facility) of up to a maximum principal amount of $40.0 million, including a letter of credit facility of up to $5.0 million.

     The NationsBank Facility includes a Special Availability Amount, as defined in the Financing Agreement, of $6.0 million. The Special Availability Amount is required to be reduced in $750,000 increments on each of February 1, May 1, August 1 and November 1 in each of the years 1999 and 2000. Once reduced, the Special Availability Amount may not be reborrowed. Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the Special Availability Amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR.

     The NationsBank Facility is secured by a lien in favor of NationsBank on the Company's accounts receivable, inventory and certain other property and accounts to the extent necessary to permit foreclosure on the accounts receivable and inventory. The Financing Agreement expires on October 31, 2001 and is renewable annually thereafter, subject to the approval of NationsBank, but not beyond October 31, 2005.

     Contemporaneously with the execution of the Financing Agreement on October 30, 1998, the Company borrowed a total of $28.9 million under the NationsBank Facility, $28.1 million of which was used to repay, in total, borrowings, interest and fees under the Company's then existing revolving credit facility (Congress Facility) with Congress Financial Corporation (Congress) and $0.8 million of which was placed on deposit with Congress as cash collateral for unexpired letters of credit. Such cash collateral will be returned to the Company upon the expirations of the related letters of credit. The Company and Congress agreed to terminate the Congress Facility upon execution of the Financing Agreement. On November 2, 1998, the Company borrowed an additional $3.25 million under the NationsBank Facility to fund its semiannual interest payment on the Senior Notes.

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies in the event of any defaults including, but not limited to, acceleration of all amounts borrowed under the NationsBank Facility.

Exercise of Warrants

     Pursuant to a Warrant Agreement dated as of May 1, 1993 (Warrant Agreement), the Company issued 50,000 warrants (Warrants), each of which entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants were not exercisable except upon the occurrence of certain Trigger Events as defined in the Warrant Agreement or, if no Trigger Event had occurred prior to May 3, 1998, upon the Company's failure to consummate a Repurchase Offer due to a Payment Blockage, both as defined in the Warrant Agreement. No Trigger Event had occurred through May 3, 1998 and a Payment Blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company notified holders of the Warrants of the existence of a Payment Blockage within 30 days of such date. Due to the prospective merger with Reunion, the Company simultaneously gave holders of the Warrants a Bring Along Notice (as defined in the Warrant Agreement) notifying them that their Warrants would lapse if not exercised within thirty days. The thirty-day period was subsequently extended indefinitely when the merger with Reunion was delayed. The Merger Agreement with Reunion has been terminated by mutual agreement. See "Termination of Merger Agreement with Reunion." Although the Merger Agreement has been terminated, the Warrants continue to be exercisable due to the existence of a Payment Blockage. Through the date of this Quarterly Report on Form 10-Q, 46,790 Warrants have been exercised at $.01 per share resulting in the issuance of 46,790 shares of the Company's common stock outstanding. See "Liquidity and Capital Resources."

     The Company previously notified its warrantholders that because of the announcement of its prospective merger with Reunion, the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission could not be used in connection with any resale of the Warrants or the Company's common stock underlying the Warrants and would remain unavailable until further notice. Accordingly, any transactions in the Warrants or the Company's common stock into which the Warrants are convertible, other than the conversion itself, must meet the conditions of Rule 144A or another exemption from the registration requirements of the Securities Act of 1933. Although the Merger Agreement between the Company and Reunion has been terminated, the registration statement remains unavailable until updated by the Company. The Company will update and restore the availability of this registration statement in the near future. See "Termination of Merger Agreement with Reunion" and "Liquidity and Capital Resources."

Default Under Indenture

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

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies therein provided, including acceleration of the Senior Notes, until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. As of the date of this Quarterly Report on Form 10-Q, the Company had not received notice from either the Trustee or any Senior Note holders. Although the Company does not expect either of these two defaults to mature into an Event of Default, there can be no assurance that an Event of Default will not result from these defaults.

Other Matters

     On May 1, 1998, approximately 75 employees of the Company's Klemp division in Chicago, IL represented by the International Association of Bridge, Structural and Ornamental Iron Workers (Union) went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. By a vote of the Union's membership on May 19, 1998, a new contract was ratified and the strike ended on May 22, 1998. This strike adversely affected the second quarter 1998 results of operations of the Company's Klemp division. See "Results of Operations."

     As previously reported by Reunion, on April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to Bargo Energy Company (Bargo). The jury found that Bargo had a right to terminate the November 1995 stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. In July 1998, the court entered judgement affirming the $5.0 million punitive damages jury verdict and awarded approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion's management continues to maintain that no evidence sufficient to support a jury finding of fraud or related punitive damages was presented at trial. Reunion has filed a bond which suspends execution on the judgment while it appeals. Reunion has filed a formal notice of appeal and intends to file its appeal as soon as possible. However, Reunion's management has informed the Company that although it believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion has recorded an accrual of $8.8 million for the amount of the judgment by a charge to its continuing operations for the second quarter of 1998 in accordance with generally accepted accounting principles. The Company's results of operations for the nine months ended September 30, 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by this action. See "Results of Operations."

TERMINATION OF MERGER AGREEMENT WITH REUNION

     In a press release on October 20, 1998, the Company announced that the May 31, 1998 Merger Agreement between the Company and Reunion was terminated by mutual agreement. The Company reported that this decision was made as a result of Reunion's inability to arrange sufficient refinancing of all of the debt of the combined companies under existing market conditions. The Company intends to pursue reconsideration of the prospective merger as market conditions permit. There can be no assurances that Reunion and the Company would agree on the terms of a merger in the future or, if terms are agreed to, a merger would be consummated.

KING-WAY

     On November 3, 1997, Stanwich Acquisition Corporation (SAC) acquired the King-Way Material Handling Company business (Kingway) from the Kingston-Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Charles E. Bradley Sr. (Mr. Bradley) (Chairman of the Board and Director of Chatwins), 42.5% by Mr. Kimball J. Bradley (Senior Vice President and shareholder of Chatwins and son of Mr. Bradley) and 15% by Mr. Richard L. Evans (Executive Vice President, Chief Financial Officer and Secretary of Reunion). Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

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

     Because King-Way had been operating as a division of Kingston-Warren Corporation, it was necessary to establish King-Way's business in new facilities with appropriate overhead support. Meanwhile, Auto-Lok possessed surplus floor space, production workforce, administrative organization and equipment that could be utilized to continue King-Way's operations. Accordingly, SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. The integration of King-Way's business into Auto-Lok's facility took place primarily during the first quarter of 1998 with King-Way's initial operations at such facility beginning in April 1998. Through September 30, 1998, costs totalling $836,744 have been allocated to Kingway from Auto-Lok.

PRIOR PERIOD ADJUSTMENT

     The Company restated its consolidated financial statements at and for the years ended December 31, 1996 and 1995 in the Company's annual report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on April 15, 1998 to correct errors in the recorded book value of inventory at one of the Company's significant divisions. In early 1998, the Company's corporate management became aware of an overstatement in the December 31, 1997 recorded book value of inventory at its Klemp division in the aggregate amount of $2,239,000. The overstatement came to the attention of the Company's corporate management as a result of physical counts made at year end 1997. A review of this difference by corporate management led to the discovery that quantities and costing standards used to value inventory at the Klemp division had been overstated in prior periods and that such overstatements had intentionally not been disclosed to the Company's corporate management by Klemp division management. Of the $2,239,000, $158,000 relates to 1997, $338,000 relates to 1996 and $312,000 relates to
1995. The remainder relates to periods prior to 1995. Of the $158,000 that relates to 1997, $40,000 each relates to the first, second and third quarters of 1997. The condensed consolidated statements of income for the three and nine month periods ended September 30, 1997 presented herein have been restated accordingly.

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

     In 1995, the Company undertook a project to invest in and install a time-critical manufacturing and management information system at certain of its significant divisions in an effort directed towards the goals of cost savings and improved information flow by substantially improving all operational processes. Y2K compliant technology is part of this system and the Company anticipates no material adverse effects to its new operating systems from Y2K. In addition to internal Y2K compliance, the Company is surveying all significant vendors, customers, lenders and other outside parties with which it transacts business in an effort to identify Y2K non-compliance by such parties. Results indicate that those important parties with which the Company does business will be substantially Y2K compliant by the end of 1998.

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


RESULTS OF OPERATION

Nine Months Ended September 30, 1998 Compared to
  Nine Months Ended September 30, 1997

     Net sales for the first nine months of 1998 totalled $141.0 million, compared to $138.3 million for the first nine months of 1997. Sales for the first nine months of 1998 increased $2.7 million, or approximately 2%, compared to the first nine months of 1997. The increase in sales was primarily at Klemp and Alliance, partially offset by decreases at the remaining divisions. Klemp's sales, including its international entities, increased $3.8 million and Alliance's sales increased $0.6 million. Sales decreased $0.6 million at Auto-Lok, $0.5 million at Hanna and $0.4 million at CPI. The increase in sales at Klemp reflects an improving domestic market trend over the softening in its markets which began in 1996 and continued through much of 1997 and the ramp-up in operations at Shanghai Klemp which had an increase in sales of $1.2 million. Additionally, Klemp de Mexico's sales increased $1.1 million. The decrease in sales at Hanna was primarily in its mobile cylinder line, reflective of lower order levels during the first nine months of 1998 from a single customer, a trend which is expected to reverse in the fourth quarter. Decreases at CPI and Auto-Lok were general in nature and not indicative of adverse trends.

     Gross profit for the first nine months of 1998 was almost $28.0 million, compared to almost $26.2 million for the first nine months of 1997. First nine months 1998 gross profit increased $1.8 million, or 7%. Gross profit margin was 19.8% in the first nine months of 1998, compared to 18.9% in the comparable 1997 period. Gross profit during the first nine months of 1998 compared to 1997 improved $0.8 million at Hanna, $0.7 million at Auto-Lok and $0.5 million at Klemp, all of which was at the foreign subsidiaries primarily due to increases in their volumes. Gross profit margin was also up at Hanna and Auto-Lok but down at Klemp. Gross profits and gross profit margins at the other divisions of the Company either increased or decreased slightly, primarily as the result of increases or decreases in their respective volumes. Although Hanna's overall volume decreased in the first nine months of 1998 compared to 1997, the increase in gross profit and margin at Hanna was primarily due to the efficiencies of the increased volume in its industrial cylinder line, which has higher margin products than its mobile cylinder line. Although Auto-Lok's overall volume decreased in the first nine months of 1998 compared to 1997, the increase in gross profit and margin at Auto-Lok was primarily due to the absorption of a portion of the Auto-Lok facility's fixed and semi-variable overhead costs by King-Way's operations beginning in April 1998. See "King-Way." Although Klemp's overall domestic volume increased in the first nine months of 1998 compared to 1997, domestically gross profit and margin were down primarily due to the three week strike at its Chicago plant and the resulting inability to absorb fixed costs. See "Recent Developments - Other Matters."

     Selling, general and administrative (SGA) expenses for the first nine months of 1998 were $18.1 million, compared to $16.6 million for the first nine months of 1997. SGA expenses as a percentage of sales increased to 12.8% for the first nine months of 1998 compared to 12.0% in the first nine months of 1997. The increase in SGA as a percentage of sales occurred during the first half of 1998 and was due to an overall increase in administrative spending at most divisions due to management hirings and increased domestic and international marketing efforts.

     Other expense for the first nine months of 1998 was less than $0.1 million, compared to $0.5 million for the first nine months of 1997, a net decrease of $0.4 million. There were no individually significant or offsetting items in the first nine months of either 1998 or 1997.

     Interest expense, net, for the first nine months of 1998 was $7.45 million, compared to $7.32 million for the first nine months of 1997. In general, average borrowing levels under the Congress facility increased during the third quarter of 1998 when compared to the third quarter of 1997 as a result of an increase in net working capital (defined as receivables and inventories less trade payables).

     Minority interests represent results during the first nine months of 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.9 million in the first nine months of 1998, compared to $0.5 million in the first nine months of 1997. The increase in the tax provision for the 1998 first nine months compared to the 1997 first nine months was primarily due to the increase in pre-tax income and a $0.3 million reduction in the valuation allowance for deferred tax assets during the first nine months of 1997.

     The Company's results of operation for the first nine months of 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of operation for the first nine months of 1998 which included an $8.8 million charge to its second quarter continuing operations resulting from an adverse litigation judgment entered against Reunion (see "Recent Developments - Other Matters") and a $1.2 million charge to its second quarter discontinued operations related to environmental remediation costs for certain Louisiana oil and gas properties. The equity losses of $2.6 million in the first nine months of 1998 represent the Company's proportionate share of Reunion's first nine months 1998 results, compared to nearly zero for the first nine months of 1997.

Three Months Ended September 30, 1998 Compared to
  Three Months Ended September 30, 1997

     Net sales for the third quarter of 1998 totalled $50.6 million, compared to $47.6 million for the third quarter of 1997. Sales for the third quarter of 1998 increased $3.0 million, or over 6%, compared to the third quarter of 1997. In general, all significant divisions of the Company showed increased sales in the third quarter of 1998 compared to the third quarter of 1997. Sales increased $1.3 million at Klemp, of which $0.6 million was from the foreign subsidiaries, $0.6 million at Hanna, $0.5 million each at Alliance and CPI, and $0.3 million at Auto-Lok. These sales increases were general in nature and the result of increased shipment levels in the third quarter of 1998 compared to 1997.

     Gross profit for the third quarter of 1998 was almost $9.6 million, compared to $8.8 million for the third quarter of 1997. Third quarter 1998 gross profit increased $0.8 million, or 9%. Gross profit margin was 18.8% in the third quarter of 1998, compared to 18.4% in the comparable 1997 period. Except for Alliance, gross profits and gross margins during the third quarter of 1998 compared to 1997 improved at all significant divisions of the Company, primarily as a result of the efficiencies of increase volumes. Auto-Lok's gross profit and margin improved also as a result of its increased ability to absorb overhead costs by King-Way's operations beginning in April 1998. See "King-Way." Although Alliance's overall volume increased in the third quarter of 1998 compared to 1997, the decrease in gross profit and margin was primarily due to a lower margin product mix.

     Selling, general and administrative (SGA) expenses for the third quarter of 1998 were $6.2 million, compared to $5.8 million for the third quarter of 1997. SGA expenses as a percentage of sales increased to 12.3% for the third quarter of 1998 compared to 12.2% in the third quarter of 1997. The increase in SGA was due to an overall increase in administrative spending at most divisions due to management hirings and increased domestic and international marketing efforts.

     Other income for the third quarters of 1998 and 1997 was almost zero. There were no individually significant or offsetting items in the first nine months of either 1998 or 1997.

     Interest expense, net, for the third quarter of 1998 was almost $2.6 million, compared to almost $2.5 million for the third quarter of 1997. In general, average borrowing levels under the Congress facility increased during the third quarter of 1998 when compared to the third quarter of 1997 as a result of an increase in net working capital (defined as receivables and inventories less trade payables).

     Minority interests represent results during the third quarters of 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     There was a tax provision of $0.3 million in the third quarter of 1998, compared to just under $0.2 million in the third quarter of 1997. The increase in the tax provision for the 1998 third quarter compared to the 1997 third quarter was primarily due to an increase in pre-tax income and a $0.1 million reduction in the valuation allowance for deferred tax assets during the third quarter of 1997 which did not recur in the third quarter of 1998.

     The equity loss of $0.2 million in the third quarter of 1998 represents the Company's proportionate share of Reunion's third quarter 1998 results, compared to a less than $0.1 million equity income in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Until October 30, 1998, the effective date of the NationsBank Facility (see "Recent Developments - New Credit Facility" and below), cash generated from the divisions' operating activities generally was used to repay previous borrowings under the Congress Facility, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally was provided from funds available under the Congress Facility. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. Management believes that all required principal and interest payments, as well as capital expenditures, will be met by cash flows from operations and/or borrowings under the NationsBank Facility or other financing or refinancing arrangements, if necessary.

     On October 30, 1998, the Company and NationsBank executed the Financing Agreement wherein NationsBank has provided the Company with the NationsBank Facility of up to a maximum principal amount of $40.0 million, including a letter of credit facility of up to $5.0 million.

     The NationsBank Facility includes a Special Availability Amount, as defined in the Financing Agreement, of $6.0 million. The Special Availability Amount is required to be reduced in $750,000 increments on each of February 1, May 1, August 1 and November 1 in each of the years 1999 and 2000. Once reduced, the Special Availability Amount may not be reborrowed.Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the Special Availability Amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR.

     The NationsBank Facility is secured by a lien in favor of NationsBank on the Company's accounts receivable, inventory and certain other property and accounts to the extent necessary to permit foreclosure on the accounts receivable and inventory. The Financing Agreement expires on October 31, 2001 and is renewable annually thereafter, subject to the approval of NationsBank, but not beyond October 31, 2005.

     Contemporaneously with the execution of the Financing Agreement on October 30, 1998, the Company borrowed a total of $28.9 million under the NationsBank Facility, $28.1 million of which was used to repay, in total, borrowings, interest and fees under the Congress Facility and $0.8 million of which was placed on deposit with Congress as cash collateral for unexpired letters of credit. Such cash collateral will be returned to the Company upon the expirations of the related letters of credit. The Company and Congress agreed to terminate the Congress Facility upon execution of the Financing Agreement. On November 2, 1998, the Company borrowed an additional $3.25 million under the NationsBank Facility to fund its semiannual interest payment on the Senior Notes.

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies in the event of any defaults including, but not limited to, acceleration of all amounts borrowed under the NationsBank Facility.

     Under the Congress Facility, the Company was subject to compliance with various covenants, representations and warranties, all as defined in the Loan and Security Agreement (Loan Agreement) between Congress and the Company. The Maximum Credit (as defined in the Loan Agreement) under the Congress Facility was temporarily increased to $30.0 million pursuant to an April 28, 1998 amendment as discussed below. At September 30, 1998, the Company was in compliance with all covenants and there were no events of default under the Congress Facility. Borrowings outstanding under the Congress Facility at September 30, 1998 totalled $28.2 million.

     On April 28, 1998, the Congress Facility was amended to provide a temporary increase in the Maximum Credit to $30.0 million from $28.0 million and a temporary $3.0 million overadvance availability. The proceeds from this $3.0 million overadvance were used for various purposes, including the Company's May 1, 1998 $3.25 million interest payment on its Senior Notes. Additionally, as part of this amendment, the expiration date of the Loan Agreement was extended to August 31, 1998. On August 18, 1998, the Congress Facility was further amended to extend the Maximum Credit temporary increase period and further extend the expiration date of the Loan Agreement to October 31, 1998. Effective with the execution of the Financing Agreement with NationsBank and the repayment of all borrowings, interest and fees under the Congress Facility, effective October 31, 1998, the Company and Congress agreed to terminate the Loan Agreement.

     Borrowings under the Congress Facility bore interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5%. The facility also contained an unused line fee of 0.5% and a $5,000 monthly servicing fee. The Loan Agreement was scheduled to expire on June 30, 1998 but was extended to October 31, 1998.

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

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies, including acceleration of the Senior Notes, therein provided until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. As of the date of this Quarterly Report on Form 10-Q, the Company had not received notice from either the Trustee or any Senior Note holders. Although the Company does not expect either of these two defaults to mature into an Event of Default, there can be no assurance that an Event of Default will not result from these defaults.

     In connection with the acquisition of the Reunion common stock, on June 20, 1995, the Company and Trustee agreed to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior Notes are issued. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25.0 million (representing 50% of the originally issued principal amount of the Senior Notes) from Senior Notes holders on each of June 1, 1999 and 2000 at an amount equal to 100% of the aggregate outstanding principal amount thereof, plus unpaid interest to the purchase date. The Company has classified the principal amount of the first purchase offer as current maturities of long-term debt in its consolidated balance sheet at September 30, 1998 included herein.

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

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on reviews during 1997, the Company reduced the valuation allowance by $0.3 million in the first nine months of 1997.

Operating Activities

     Operating activities provided $1.7 million of cash during the first nine months of 1998, compared to cash provided of $5.3 million in the first nine months of 1997, a decrease of almost $3.6 million. An increase in income before depreciation, amortization, minority interests and equity income (loss) of $0.6 million in the first nine months of 1998 compared to 1997 was more than offset by an increase of $0.8 million in cash used during the first nine months of 1998 compared to 1997 as the result of changes in net working capital (defined as receivables, inventories and trade payables for cash flow purposes). Additionally, net changes in other assets and liabilities used $0.8 million in cash during the first nine months of 1998 compared to cash provided of $2.5 million in the first nine months of 1997. Cash provided in the first nine months of 1997 was primarily due to increases in customer deposits and other current liabilities while cash used in the first nine months of 1998 was the result of an increase in prepaid expenses and reductions of liabilities.

Investing Activities

     Investing activities used $4.4 million of cash during the first nine months of 1998, compared to cash used of $3.8 million during the first nine months of 1997, an increase in cash used of $0.6 million, all related to an increase in capital expenditures during the first nine months of 1998 compared to the first nine months of 1997. During the second quarter of 1998, the Company made a $0.1 million investment in a fiberglass grating joint venture in China. See "Recent Developments - Defaults Under Indenture."

Financing Activities

     Financing activities during the first nine months of 1998 provided $2.1 million in cash, compared to $1.1 million of cash used during the first nine months of 1997, an increase in cash provided of $3.2 million. This increase in cash provided is the result of an increase of $2.1 million in the level of net borrowings under the Congress Facility during the first nine months of 1998 compared to a decrease of $0.5 million in the first nine months of 1997. Additionally, repayments of related party indebtedness decreased $0.6 million. Borrowings, interest and fees under the Congress Facility were repaid and the Loan Agreement was terminated effective October 30, 1998. See "Recent Developments - New Credit Facility" and "Liquidity and Capital Resources - General."

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                   4.44            Financing and Security Agreement, dated
                                   as of October 30, 1998, by and among
                                   Chatwins Group, Inc. and NationsBank, N.A.

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

Date:  November 13, 1998                        CHATWINS GROUP, INC.
       -----------------                           (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer

                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

         4.44       Financing and Security Agreement,                 26
                    dated as of October 30, 1998, by
                    and among Chatwins Group, Inc.
                    and NationsBank, N.A.

        27          Financial Data Schedule                          118