Form 10-K
period 1998-12-31
CHATWINS GROUP INC
filed 1999-03-29
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1998
                          -----------------

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

At March 1, 1999, 289,677 shares of common stock, par value $.01 per share, were outstanding.

==============================================================================


                             CHATWINS GROUP, INC.

                              TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
                                    PART I


Item 1.   Business                                                        1

Item 2.   Properties                                                     15

Item 3.   Legal Proceedings                                              16

Item 4.   Submission of Matters to a Vote of Security Holders            16


                                   PART II


Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  17

Item 6.   Selected Financial Data                                        18

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                21

Item 8.   Financial Statements and Supplementary Data                    38

Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      38


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant             38

Item 11.  Executive Compensation                                         41

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        43

Item 13.  Certain Relationships and Related Transactions                 45


                                   PART IV


Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      49

                                    PART I


Item 1.   Business.
          ---------

GENERAL

     Chatwins Group, Inc. (referred to herein as the "Company", "Chatwins" or "Registrant"), through its six manufacturing divisions, designs, manufactures and markets a broad range of fabricated and machined industrial parts and products, primarily for sale to original equipment manufacturers in a variety of industries. The Company's principal fabricated and machined products, and the divisions that produce them, include large, seamless pressure vessels for highly pressurized gases produced by the CP Industries division (CPI), high quality steel and aluminum grating produced by the Klemp division (Klemp), industrial hydraulic and pneumatic cylinders produced by the Hanna division (Hanna), industrial cranes and large mill equipment produced by the Alliance Machine Company division (Alliance), cold-rolled steel leaf springs produced by the Steelcraft division (Steelcraft) and high quality roll formed and structural storage racks produced by the Auto-Lok division (Auto-Lok). The Company also has a small oil and gas division (Europa).

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


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates, the effects of the year 2000 (Y2K) on electronic technology on which the Company is directly or indirectly dependent and assumptions regarding certain matters. Also, when the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this Annual Report on Form 10-K, forward-looking statements are being made. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.

In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this Annual Report on Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.



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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility.

Exercise of Warrants

     Pursuant to a Warrant Agreement dated as of May 1, 1993 (Warrant Agreement), the Company issued 50,000 warrants (Warrants), each of which entitles the holder thereof to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were issued in a transaction pursuant to which the Company issued $50 million of 13% senior notes (Senior Notes). The Warrants were not exercisable except upon the occurrence of certain trigger events as defined in the Warrant Agreement or, if no trigger event had occurred prior to May 3, 1998, upon the Company's failure to consummate a repurchase offer due to a payment blockage, both as defined in the Warrant Agreement. No trigger event had occurred through May 3, 1998 and a payment blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company notified holders of the Warrants of the existence of a payment blockage within 30 days of such date. Due to the then existing prospective merger with Reunion Industries, Inc., an affiliated company in which the Company has an approximate 38% ownership and voting interest (Reunion), the Company simultaneously gave holders of the Warrants a Bring Along Notice (as defined in the Warrant Agreement) notifying them that their Warrants would lapse if not exercised within thirty days. The thirty-day period was subsequently extended indefinitely when the then existing prospective merger with Reunion was delayed. In a press release dated October 20, 1998, the Company announced that the May 31, 1998 merger agreement (Merger Agreement) with Reunion was terminated by mutual agreement. See "Possible Merger With Reunion and Reunion Acqusitions of King-Way and NAPTech." Through the date of this Annual Report on Form 10-K, 46,790 Warrants have been exercised at $.01 per share resulting in the issuance of 46,790 shares of the Company's common stock. Remaining warrants which have not been exercised remain exercisable. See "Liquidity and Capital Resources."

     The Company had previously notified its warrantholders that its registration statement on Form S-1 filed with the Securities and Exchange Commission (SEC) could not be used in connection with any resale of its Warrants or shares of its common stock underlying the Warrants. Therefore, any transactions in the Company's warrants or common stock into which the Warrants are convertible continue to require compliance with Rule 144A or another exemption from the registration requirements of the Securities Act of 1933.

Defaults Under Indenture

     In May of 1998, the Company executed a joint venture agreement pursuant to which it contributed $100,000 to Suzhou Grating, Ltd. (Suzhou), a fiberglass reinforced plastic grating manufacturer in China. The investment constitutes a default under the indenture dated as of May 1, 1993 (Indenture) pursuant to which the Company issued the Senior Notes.

     In May of 1998, Mr. Charles E. Bradley, Sr., Chairman of the Boards of both the Company and Reunion and shareholder of the Company (Mr. Bradley) transferred all of his shares of the Company's common stock to the Charles E. Bradley, Sr. Family Limited Partnership (Bradley FLP) for estate planning purposes. The Bradley FLP has granted voting control over such shares to Stanwich Partners, Inc. (SPI), which in turn has granted voting control over such shares to Mr. John G. Poole, a director and beneficial shareholder of the Company (Mr. Poole). Because Mr. Bradley no longer has voting control over such shares of the Company's common stock, a breach has occurred under the Securities Pledge Agreement (as defined in the Indenture). Because the Securities Pledge Agreement is cross-covenanted to the Indenture, such breach creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default (as defined in the Indenture) subject under the remedies therein provided, including acceleration of the Senior Notes, until State Street Bank and Trust Company (Trustee), as successor trustee under the Indenture or the holders of at least 25% of the Senior Notes notify the Company of the default and the default remains unremedied for 30 days after said notice. As of the date of this Annual Report on Form 10-K, the Company had not received notice from either the Trustee or any Senior Note holders. In the event notice is received, the Company currently has agreements in place that it believes would remedy each such default within the 30 day remedy period. However, there can be no assurance that an Event of Default will not result from these defaults.

Purchase Offer

     In connection with the acquisition of the Reunion common stock, on June 20, 1995, the Company and the Trustee agreed to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior Notes are issued. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25.0 of million Senior Notes (representing 50% of the originally issued principal amount of the Senior Notes) from Senior Notes holders on each of June 1, 1999 and 2000 at an amount equal to 100% of the aggregate outstanding principal amount thereof, plus unpaid interest to the purchase date. The Company has classified the maximum potential principal amount of the first purchase offer as current maturities of long-term debt in its consolidated balance sheet at December 31, 1998 included herein. The Company's failure to fulfill its obligations under this purchase offer would constitute a failure to pay principal under the Indenture and result in an Event of Default. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event causing the immediate vesting in the Collateral Agent of the voting rights of approximately 43% of the Company's common stock subject to the pledge under the Securities Pledge Agreement, as well as the immediate vesting of all rights to receive dividends and distributions with respect to the pledged shares of common stock. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. In the event the possible merger with Reunion occurs, the Company intends to redeem all of the Senior Notes. Because there can be no assurances that the possible merger and refinancing will occur, or that they will occur before the June 1, 1999 repurchase date, the Company has obtained a commitment from a national financial institution that, pursuant to certain actions, it will fund the Company's obligation to purchase Senior Notes, if any, on the June 1, 1999 purchase date should the Company's then available liquidity be insufficient to do so. As of the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date. Absent the refinancing contemplated by the possible merger with Reunion or the funding contemplated by the commitment, there can be no assurances that a Realization Event or Event of Default will not occur. See "Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech", "Liquidity and Capital Resources" and "Factors Potentially Affecting Future Liquidity."

Chicago Plant Strike

     On May 1, 1998, approximately 75 employees of the Company's Klemp division in Chicago, IL represented by the International Association of Bridge, Structural and Ornamental Iron Workers (Union) went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. By a vote of the Union's membership on May 19, 1998, a new contract was ratified and the strike ended on May 22, 1998. The new contract expires on April 30, 2002. This strike adversely affected the second quarter 1998 results of operations of the Company's Klemp division. See "Results of Operations."

Affiliate Litigation Provision

     As previously reported by Reunion, on April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to Bargo Energy Company (Bargo). The jury found that Bargo had a right to terminate the November 1995 stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. In July 1998, the court entered judgement affirming the $5.0 million punitive damages jury verdict and awarded approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion's management continues to maintain that no evidence sufficient to support a jury finding of fraud or related punitive damages was presented at trial. Reunion has filed a bond which suspends execution on the judgment while it appeals. Reunion has filed a formal notice of appeal and intends to file its appeal as soon as possible. However, Reunion's management has informed the Company that although it believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion has recorded an accrual of $8.8 million for the amount of the judgment by a charge to its continuing operations for 1998 in accordance with generally accepted accounting principles. In addition, according to Reunion's financial advisor, its Bargo legal liability is a deduction of $8.8 million to Reunion's equity value. The Company's results of operations for the second quarter of and year ended December 31, 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by this action. Reunion has indicated that, if the judgment is not overturned on appeal, and the possible merger with The Company and related refinancing do not occur, Reunion would be obligated to seek alternative funding sources, possibly including a sale of assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Affiliate Litigation Provision" and "- Results of Operations."

Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech

     The Company and Reunion entered into the Merger Agreement on May 31,

1998. In a press release on October 20, 1998, the Company announced that the May 31, 1998 Merger Agreement between the Company and Reunion was terminated by mutual agreement. The Company reported that this decision was made as a result of Reunion's inability to arrange sufficient refinancing of all of the debt of the combined companies under then existing market conditions. On February 26, 1999, the Company announced that it has reinstituted merger discussions with Reunion and that the managements of both Chatwins and Reunion currently believe that additional identified financing sources would provide adequate funds for operations of the combined companies, including redemption of the Senior Notes. The possible merger of Chatwins and Reunion is subject to, among other conditions, approval by the Boards of Directors and stockholders of both companies. If the companies reach mutually agreeable terms for the merger, and other conditions are met, the merger could occur during the second quarter of 1999. There can be no assurances that the possible merger will be agreed to, approved or consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Factors Potentially Affecting Future Liquidity."

     Reunion announced that it has also had discussions regarding the possible acquisitions of Stanwich Acquisition Corp. (SAC), doing business as King-Way Material Handling Company (King-Way) and of NPS Acquisition Corp. (NPSAC), doing business as NAPTech Pressure Systems (NAPTech), at the same time as the possible merger with the Company. SAC and NPSAC are affiliates of the Company and Reunion. Reunion also announced that it has engaged legal and financial advisors in connection with these transaction and that discussions have been held with prospective lenders. See "King-Way" and "NAPTech" below.

King-Way

     On November 3, 1997, SAC acquired King-Way from the Kingston-Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Bradley, 42.5% by Mr. Kimball
J. Bradley (Senior Vice President and shareholder of Chatwins and son of Mr. Bradley) (Mr. K.J. Bradley) and 15% by Mr. Richard L. Evans (Executive Vice President, Chief Financial Officer and Secretary of Reunion) (Mr. Evans). Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

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

     Because King-Way had been operating as a division of Kingston-Warren Corporation, it was necessary to establish King-Way's business in new facilities with appropriate overhead support. Meanwhile, Auto-Lok possessed surplus floor space, production workforce, administrative organization and equipment that could be utilized to continue King-Way's operations. Accordingly, SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. This right of first negotiation has since expired. The integration of King-Way's business into Auto-Lok's facility took place primarily during the second quarter of 1998. Through December 31, 1998, costs totaling $1,298,631 have been charged to King-Way under this agreement. At December 31, 1998, the Company had receivables totaling $780,000 from King-Way. See "Certain Relationships and related Transactions - King-Way Service Agreement."

NAPTech

     On August 25, 1998, NPSAC acquired NAPTech from the Shaw Group for a purchase price of $8.4 million. NPSAC is wholly owned by Mr. Bradley. Like the Company's CPI division, NAPTech manufactures steel seamless pressure vessels. At the time NAPTech was available for purchase, the Company's management wanted to acquire it as a strategic acquisition by its CPI division. The Company was not, however, able to consummate the acquisition because of restrictions under its existing financing documents. Mr. Bradley therefore organized and capitalized NPSAC to acquire and hold NAPTech until such time as it could be acquired by the Company.

     In August 1998, CPI and NPSAC entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees which approximate $29,000 per month. The NAPTech services agreement is for one year and may be renewed annually upon agreement by both the Company and NAPTech. On August 25, 1998 the Company purchased from NAPTech $1.0 million of inventory usable by its CPI division in its normal course of business. At December 31, 1998, the Company had receivables totaling $148,000 from NAPTech.


STRATEGY

     The Company's strategy is the establishment of large market share positions in well established niche markets. In this regard, the Company intends to continue to consider acquisitions that enhance its existing capabilities and profitability, or that are otherwise compatible with its strategies and management expertise. Since 1989, the Company has consummated nine such acquisitions. Additionally, the Company has undertaken efforts to expand export and international sales by exploring the potential for increased marketing of certain products in targeted foreign countries and joint venturing with selected international partners. The Company and Reunion are considering the possible merger of the Company with and into Reunion. See "Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech" above.


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

     The aggregate purchase price of the common stock consisted of $5.8 million paid in cash and a $5.8 million promissory note (Parkdale Note). The aggregate purchase of the warrants consisted of $0.3 million paid in cash and a $0.2 million two-year promissory note (Gesterkamp Note). The Parkdale Note was subsequently purchased by Mr. Bradley. The Gesterkamp Note was subsequently purchased by Mr. Franklin Myers (Mr. Myers), a director of Reunion. Both the Parkdale Note and Gesterkamp Note have been fully repaid by the Company in accordance with contractual terms.

     Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has real estate development and wine grape agricultural operations in Napa County, California.

     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results is included in the accompanying consolidated statement of income for the years ended December 31, 1998, 1997 and 1996 as equity income (loss) from operations of affiliate. See "Affiliate Litigation Provision" above.

     See "Management's Discussion and Analysis of Results of Operations", "Certain Relationships and Related Transactions." Also, see "Possible Merger With Reunion " above.

CGII - The Company owns 49% of CGI Investment Corp. (CGII), which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone, Inc. (Rostone). Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.

     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida Molded Plastics Corp. (Oneida), the Company's former plastics division which was sold to Reunion in September 1995, and, as the surviving corporation, Oneida's name was changed to ORC. In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.

     The Company made three loans to CGII; $1.5 million in December 1990, $1.35 million in December 1993 and $0.3 million in February 1994. Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to the Company until the debt and related interest was paid in full. Over time, the Company had provided reserves for a substantial portion of the principal on its notes receivable from CGII and at December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.

     CGII's primary assets remaining after the sale of Rostone were two notes receivable, one of which was from Rostone, and a minimal amount of cash, the sum of which totaled $0.7 million at December 31, 1997. During 1998, the Company and CGII agreed that CGII's liabilities significantly exceeded its assets and it would not be able to repay its obligations to the Company. As a result, the Company agreed to exchanged its notes receivable from CGII for CGII's note receivable from Rostone which, plus accrued interest, totaled $0.5 million at December 31, 1998. See "Certain Relationships and Related Transactions - Rostone and CGII."

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

Suzhou Grating Co. Ltd. - In May 1998, the Company entered into a joint venture agreement with Nantong Grating Composite Materials Co. Ltd. (Nantong) and American Grating, Inc. (American Grating) to create a sino-foreign equity joint venture known as Suzhou Grating Co., Ltd. (Suzhou). Nantong is an independently owned manufacturing company organized under the laws of the PRC. American Grating is a privately held U.S. corporation incorporated in the state of California. The Company's 10% investment in Suzhou is being accounted for under the cost method.

CGI Sales - The Company also had a wholly-owned subsidiary, CGI Sales Corporation (CGI Sales), which was a Barbados corporation that functioned as the Company's foreign sales corporation. In 1998, approximately $5.0 million of the Company's sales passed-through CGI Sales. CGI Sales was dissolved during 1998.


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

Klemp - Founded in 1901, Klemp is a geographically diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities. For financial reporting purposes, operations of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp division.

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

     The following represents net sales, EBITDA (as defined), and total assets by division and subsidiary at and for the years ended December 31, 1998, 1997 and 1996 (in thousands, including notes hereto, unless otherwise indicated):

                                                                      Total
                                    Net Sales        EBITDA(1)       Assets(2)
                                 --------------      ---------       ---------
  At and for the year ended
    December 31, 1998:
Alliance                            $ 41,982          $ 2,485        $ 18,111
Auto-Lok                              25,794            1,775          10,645
CPI                                   28,284            6,003          20,117
Europa                                   105               62           1,106
Hanna                                 34,458            5,714          17,544
Klemp                                 57,003            2,627          32,439
Steelcraft                             3,960              644           1,651
                                    --------          -------        --------
  Totals                            $191,586          $19,310        $101,613
                                    ========          =======        ========
  At and for the year ended
    December 31, 1997:
Alliance                            $ 43,791          $ 3,817        $ 14,872
Auto-Lok                              26,524              899          10,054
CPI                                   28,171            5,882          17,071
Europa                                   135               29           1,326
Hanna                                 33,420            4,721          15,916
Klemp                                 52,501            2,952          29,545
Steelcraft                             4,378              889           1,705
                                    --------          -------        --------
  Totals                            $188,920          $19,189        $ 90,489
                                    ========          =======        ========
  At and for the year ended
    December 31, 1996:
Alliance                            $ 28,091          $ 1,546        $ 12,662
Auto-Lok                              16,864             (154)          7,860
CPI                                   25,107            5,377          16,236
Europa                                   148               94           1,433
Hanna                                 29,617            3,127          15,972
Klemp                                 49,643            4,012          25,115
Steelcraft                             4,010              771           1,766
                                    --------          -------        --------
  Totals                            $153,480          $14,773        $ 81,044
                                    ========          =======        ========

(1) Excludes Headquarters expenses in the years ended December 31, 1998, 1997 and 1996 of $2,007, $2,398 and $1,558, respectively. See Item 6 for operating income and a definition of EBITDA.

(2) Excludes Headquarters assets at December 31, 1998, 1997 and 1996 of $15,753, $20,780 and $20,286, respectively.

GENERAL ASPECTS APPLICABLE TO THE DIVISIONS

Raw Materials - The major raw materials used by the Company in its fabricated and machined products manufacturing divisions include steel hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company remained relatively constant during 1998. There can be no assurance that prices for these and other raw materials used by the Company will not increase in the future.

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

Export Sales - The Company's export sales for 1998 were approximately 6% of total sales. Export sales were primarily made in four major areas during 1998
- the Far East, Mexico and South America, the United Kingdom and Canada. CPI accounted for approximately 4% of export sales during 1998, recording sales in all four areas, but primarily in Taiwan and the United Kingdom. Alliance represented almost all of the remainder, primarily in Mexico and Brazil.
Hanna also had a small amount of export sales, primarily to Canada. Export sales of the remaining divisions were insignificant. The Company does not consider the domestic sales of its foreign subsidiaries as export sales.

Backlog - The Company's consolidated backlog at December 31, 1998 and 1997 was approximately $49.7 million and $63.4 million. Except for Alliance, all backlog orders at December 31, 1998 are expected to ship within a year. Due to the nature of its business, Alliance's backlog, which represented 25% and 45% of consolidated backlog at December 31, 1998 and 1997, respectively, is expected to ship within two years.

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

Major Customers - During 1998, no customer accounted for more than 10% of the net sales of the Company. Individual divisions of the Company have had customers in certain calendar years that have accounted for in excess of 10% of that division's net sales. This occurs principally at CPI, Alliance, the Brooks operation of Hanna and Auto-Lok due to the large contract nature of their businesses, and commonly occurs for different customers from one year to the next.

Patents and Trademarks - The Company owns a number of patents and trademarks that are registered in the United States Patent and Trademark Office and internationally. The Company does not believe that any of its registered trademarks or patents are material to the Company's business or that such business is dependent on any trademark or patent.

Marketing and Distribution - The Company markets and distributes its products in a variety of ways including in-house marketing and sales personnel at all of its divisions, domestic independent and manufacturer representatives, domestic and international agents and North American networks of independent distributors that specialize in a product of the Company's various divisions.

Employees - As of December 31, 1998, the Company had a total of 1,297 people in manufacturing, sales and administrative positions. The Company believes its relations with its employees are good. However, on May 1, 1998, the employees of the Company's Klemp division in Chicago, IL represented by the Union went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. By a vote of the Union's membership on May 19, 1998, a new contract was ratified and the strike ended on May 22, 1998. The new contract expires on April 30, 2002.

     During late 1998 and early 1999, the Company relocated its Klemp Chicago, IL administrative and manufacturing operations to Libertyville, IL. All employees of the Chicago facility were offered their existing positions at the new location. A significant majority of the employees elected to continue employment with the Company.

     A breakdown of the Company's workforce by location and function at December 31, 1998 follows.

                                                    General and
Division   Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Alliance - Alliance, OH       174(5)      60                  26         260
Auto-Lok - Acworth, GA                   153                  45         198
CPI -      McKeesport, PA      90(1)       7       8(2)       26         131
Hanna -    Chicago, IL                    85                  31         116
           Milwaukee, WI                  72                  10          82
Klemp -    Oak Brook, IL                                      12          12
           Libertyville, IL    58(3)       4                  24          86
           Orem, UT                      106                  28         134
           Dayton, TX                     58                  22          80
           Liberty, MO         48(4)       5                  18          71
           Dallas, TX                     11                   3          14
           McKeesport, PA                  7                   7          14
           Lerma, State of
             Mexico (KDM)                 17                  30          47
Steelcraft-Miami, OK                      29                   4          33
Hdqtrs. -  Pittsburgh, PA                                     19          19
                              ---        ---       -         ---       -----
  Totals                      370        614       8         305       1,297
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires May 31, 2001.
(2)  United Steelworkers of America - Contract expires May 31, 2001.
(3) International Association of Bridge, Structural and Ornamental Iron Workers - Contract expires April 30, 2002.
(4) International Union of Operating Engineers - Contract Expires December 8, 2001.
(5)  United Steelworkers of America - Contract expires June 14, 1999.

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

     As a part of refinancing efforts by the Company in 1990 and 1998, environmental audits were performed at the Company's various locations by independent environmental engineering companies. Recommendations contained in those audits were implemented by the Company. Each facility is monitored as part of the Company's internal environmental and hazardous materials management program. The Company has also completed a compliance program for polychlorinated biphenyls and to remove or encapsulate asbestos at all of its facilities. A policy of seeking substitutes for hazardous materials has been established and many potentially hazardous substances have been replaced by environmentally safe items. The Company's employees have been trained to work properly with potentially hazardous substances and to read and understand Material Safety Data Sheets.

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

     In September 1988, U.S. Metalsource Corp. (Metalsource), the owner of the Company's former Ipsen Heat Treating facility prior to the Company, removed substantial quantities of solvent contaminated soil from the Ipsen facility to a licensed landfill. While almost all of the contaminated soil was removed, isolated areas could not be removed due to building safety concerns. A residual groundwater contamination problem remains. Alco Standard Corporation
(Alco), the owner of the Ipsen facility during the time when the vast majority of the contamination occurred, has agreed to perform, pay for and assume direct responsibility and liability for and hold the Company harmless in respect of the remediation of the remaining contamination including an ongoing groundwater remediation plan which has been approved by the Illinois Environmental Protection Agency. Concurrent with its sale of the Ipsen assets, the Company assigned to the purchaser the Company's rights to this agreement with Alco. The Company also covenanted with the purchaser to complete or cause to be completed the remediation of the remaining contamination if Alco should fail to honor its agreement. As of December 31, 1998, the Company had received no notice that Alco was not performing under the approved groundwater remediation plan.

Item 2.   Properties.
          -----------

     The Company has a total of 89.7 acres and 1,776,705 square feet being used for ongoing operations throughout the United States, China and Mexico. Except Klemp's headquarters in Oak Brook, IL, CPI's sales office in Beijing, China, Klemp de Mexico's sales offices as discussed below, and the Company's corporate headquarters in Pittsburgh, PA, which is administrative, all locations are both manufacturing and administrative facilities:

                                                                 Lease
                                 Square      Land              Expiration
Division      Location            Feet      Acres     Title       Date
--------      --------          -------     -----     -----    ----------
CPI           McKeesport, PA    602,772      37.0     Owned         -
              Beijing, China        808        -      Leased    10/31/00

Klemp         Oak Brook, IL       4,871        -      Leased     4/30/02
              Libertyville, IL  149,200        -      Leased    12/31/13
              Orem, UT           90,000       5.0     Owned         -
              Dayton, TX         41,250       7.8     Owned         -
              Dallas, TX         21,600        -      Leased     1/31/02
              Liberty, MO        55,551       5.7     Owned         -
              Lerma, State of
                Mexico (KDM)     25,000        -      Leased     3/20/02

Alliance      Alliance, OH      383,865      14.8     Owned         -

Hanna         Chicago, IL        85,283       2.7     Owned         -
              Milwaukee, WI      48,000       3.2     Owned         -

Steelcraft    Miami, OK          39,120      13.5     Owned         -

Headquarters  Pittsburgh, PA      6,485        -      Leased     8/31/01

Auto-Lok      Acworth, GA       222,900        -      Leased     3/12/08


     In addition to the above facilities, Klemp de Mexico has sales offices rented under informal arrangements throughout Mexico in the cities of Coatzacoalcos, Guadalajara, Mexico City, Monterrey, Tampico and Villahermosa.

     Hanna's location in Milwaukee, WI includes two buildings; one of approximately 41,000 square feet and the other of approximately 7,000 square feet. During 1998, the Company undertook a project to expand the smaller building by 20,000 square feet as the result of a sole-source supply agreement for double welded hydraulic cylinders executed with one of Brooks' major customers located in Horicon, WI. See "Business - Hanna."

     In October 1998, the Company entered into a lease agreement for a manufacturing and administrative facility located in Libertyville, IL and, beginning in late 1998 and early 1999, relocated its Klemp Chicago, IL manufacturing and administrative operations to Libertyville, IL. The new facility has a total of 149,200 square feet of space and includes options for more square footage, if needed. The Company's Klemp Chicago, IL facility is currently under a contract of sale which is scheduled to close in the second quarter of 1999. The Atlanta location of the Company's Klemp division was closed during 1998.

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

     In addition to the property listed above, the Company owns 92.7 acres of idle farm land adjacent to its former Ipsen facility, in Boone County, IL, which were retained by the Company after the Ipsen sale.


Item 3.   Legal Proceedings.
          ------------------

     In June 1993, the U.S. Customs Service (Customs) made a demand on the Company's former industrial rubber distribution division for $612,948.30 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following the Company's initial response raising various arguments in defense,including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968.00 and reiterating that demand in October 1997. The Company restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Court of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     During 1998, one matter was submitted to a vote of the Company's security holders. The vote was conducted through unanimous written consent. The matter submitted included approval of the merger with Reunion, pursuant to which the Company and Reunion entered into the May 31, 1998 Merger Agreement. This matter was unanimously consented to by security holders effective May 31, 1998. See Item 1. "Business - Recent Developments - Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech."

                                   PART II

Item 5.   Market for the Registrant's Common Stock and
          --------------------------------------------
            Related Stockholder Matters.
            ----------------------------

     The common stock of the Registrant (Common Stock), par value $0.01 (whole dollars) per share, is not traded in public markets. As of March 1, 1999, there were 13 holders of record of the Common Stock. The Company has not paid, and does not expect to pay in the foreseeable future, dividends on the Common Stock. The Company intends to retain its earnings for the future operation and expansion of the business. In addition, the Indenture and the Financing Agreement place restrictions on the Company's ability to declare or pay dividends on, or make any distribution in respect of, the Company's capital stock, or purchase, redeem or otherwise acquire or retire for value any shares of the Company's capital stock.

Item 6.   Selected Financial Data.
          ------------------------

                      SELECTED HISTORICAL FINANCIAL DATA
                    (in thousands, including notes hereto,
              except for share and per share amounts and ratios)

Year Ended December 31,          1998      1997     1996      1995     1994
                               --------  -------- --------  -------- --------
EARNINGS DATA(1):

Net sales                      $191,586  $188,920 $153,480  $183,408 $154,710
Cost of sales                   154,980   153,394  123,722   146,698  125,135
                               --------  -------- --------  -------- --------
Gross profit                     36,606    35,526   29,758    36,710   29,575
Selling, general and
  administrative expenses        23,217    22,283   19,899    21,169   19,653
Other (income) expense, net         629       436      275       407     (176)
Minority interests                  (57)     (141)       -         -        -
                               --------  -------- --------  -------- --------
Operating profit                 12,817    12,948    9,584    15,134   10,098
Interest expense, net(2)         10,099     9,776    9,559     9,800    8,567
                               --------  -------- --------  -------- --------
Income before income taxes
  from continuing operations      2,718     3,172       25     5,334    1,531
Provision for income taxes(3)     1,083       851        8       909      276
                               --------  -------- --------  -------- --------
Income from continuing
  operations                   $  1,635  $  2,321 $     17  $  4,425 $  1,255
                               ========  ======== ========  ======== ========
Income (loss) from continuing
  operations applicable to
  common stock(4)              $  1,179  $  1,865 $   (439) $  3,969 $    805
                               ========  ======== ========  ======== ========
Average equivalent common
  shares outstanding(11)        292,887   292,887  292,887   292,887  293,242
                               ========  ======== ========  ======== ========
Income (loss) from continuing
  operations per common
  share(11)                    $   4.03  $   6.37 $  (1.49) $  13.55 $   2.74
                               ========  ======== ========  ======== ========
Ratio of earnings to
  fixed charges(5)                1.25x     1.30x    1.00x     1.52x    1.16x
                               ========  ======== ========  ======== ========
OPERATING AND OTHER DATA:

EBITDA(6)                      $ 17,303  $ 16,791 $ 13,215  $ 18,619 $ 12,546
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  operating activities           (3,094)    3,616    3,761     2,472   (1,432)
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  investing activities           (5,195)   (5,044)  (1,190)   (6,866)  (4,321)
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  financing activities            7,896     1,806    (2,303)   4,725    5,271
                               ========  ======== ========  ======== ========

Depreciation and
  amortization(7)                 4,486     3,843    3,631     3,974    3,900
                               ========  ======== ========  ======== ========
Capital expenditures              5,095     5,044    4,704     4,852    5,085
                               ========  ======== ========  ======== ========
Ratio of EBITDA to interest
  expense(6)                      1.84x     1.82x    1.48x     2.02x    1.54x
                               ========  ======== ========  ======== ========

At December 31,                  1998      1997     1996      1995     1994
                               --------  -------- --------  -------- --------
BALANCE SHEET DATA:

Working capital(10)            $ 32,627  $ 28,280 $ 25,042  $ 24,786 $ 22,804
                               ========  ======== ========  ======== ========
Total assets                    117,366   111,269  101,330   106,290   94,491
                               ========  ======== ========  ======== ========
Total long-term debt(9)          50,699    50,723   50,746    50,770   51,646
                               ========  ======== ========  ======== ========
Redeemable preferred stock        8,482     8,026    7,570     7,114    6,658
                               ========  ======== ========  ======== ========
Stockholders' equity(8)          (9,948)   (7,551)  (9,354)   (8,190) (11,608)
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

(2) Includes amortization of debt issuance expenses of the following amounts for the following years: 1998: $671; 1997: $550; 1996: $632; 1995: $564 and
1994: $444.

(3) See Note 17 to the consolidated financial statements of the Company for the year ended December 31, 1998. Due primarily to the use of net operating loss carryforwards, the Company's actual cash payments, net of refunds, relating to state and federal income taxes for the years ended December 31, 1994 through December 31, 1997 have been approximately $533, $20, $53 and $205, respectively. In 1998, the Company had a net refund of $139.

(4) In determining income (loss) from continuing operations applicable to common stock, income from continuing operations is reduced by accretions of dividends on preferred stock as follows: 1998: $456; 1997: $456; 1996: $456; 1995: $456 and 1994: $450.

(5)  See Item 14, Exhibit 12.1.

(6)  EBITDA is calculated as follows:

                                  1998     1997     1996     1995     1994
                                -------- -------- -------- -------- --------
Income from continuing
  operations                    $  2,718 $  3,172 $     25 $  5,334 $  1,531
Interest expense, net(2)          10,099    9,776    9,559    9,800    8,567
Depreciation and amortization(7)   4,486    3,843    3,631    3,974    3,900
Gain on sale of business               -        -        -   (1,190)  (1,452)
Loss on notes receivable               -        -        -      701        -
                                -------- -------- -------- -------- --------
     EBITDA                     $ 17,303 $ 16,791 $ 13,215 $ 18,619 $ 12,546
                                ======== ======== ======== ======== ========

The Company has included EBITDA and the ratio of EBITDA to interest expense in the Selected Historical Financial Data due to the close relationship of these line items to the Company's financial covenants benefitting the Senior Notes.

(7)  Excludes amortization of debt issuance expenses.  See footnote (2) above.

(8) Stockholders' equity has been reduced by accretions for redemption value of and dividends on preferred stock of $14.5 million through 1998.

(9) Excludes borrowings under revolving credit facilities and includes current maturities of Senior Notes.

(10) Represents current assets less current liabilities excluding borrowings under revolving credit facilities and current maturities of Senior Notes.

(11) Includes the dilutive effect of the Warrants.

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     During 1998, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion. Substantially all of the Company's operations relate to metal products.

     On June 20, 1995, the Company acquired 1,450,000 shares of Reunion common stock constituting approximately 38% of the then outstanding common stock of Reunion. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results is included in the accompanying consolidated statement of income for the three years ended December 31, 1998 as equity income (loss) from operations of affiliate. See "Recent Developments - Affiliate Litigation Provision", "Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech" and "Results of Operations" below.

     In connection with the acquisition of the Reunion common stock, on June 20, 1995, the Company and the Trustee agreed to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior Notes are issued. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25.0 million of Senior Notes (representing 50% of the originally issued principal amount of the Senior Notes) from Senior Notes holders on each of June 1, 1999 and 2000 at an amount equal to 100% of the aggregate outstanding principal amount thereof, plus unpaid interest to the purchase date. The Company has classified the maximum potential principal amount of the first purchase offer as current maturities of long-term debt in its consolidated balance sheet at December 31, 1998 included herein. The Company's failure to fulfill its obligations under this purchase offer would constitute a failure to pay principal under the Indenture and result in an Event of Default. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event causing the immediate vesting in the Collateral Agent of the voting rights of approximately 43% of the Company's common stock subject to the pledge under the Securities Pledge Agreement, as well as the immediate vesting of all rights to receive dividends and distributions with respect to the pledged shares of common stock. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. In the event the possible merger with Reunion occurs, the Company intends to redeem all of the Senior Notes. Because there can be no assurances that the possible merger and refinancing will occur, or that they will occur before the June 1, 1999 repurchase date, the Company has obtained a commitment from a national financial institution that, pursuant to certain actions, it will fund the Company's obligation to purchase Senior Notes, if any, on the June 1, 1999 purchase date should the Company's then available liquidity be insufficient to do so. As of the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date. Absent the refinancing contemplated by the possible merger with Reunion or the funding contemplated by the commitment, there can be no assurances that a Realization Event or Event of Default will not occur. See "Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech", "Liquidity and Capital Resources" and "Factors Potentially Affecting Future Liquidity."


RECENT DEVELOPMENTS

New Credit Facility

     On October 30, 1998, the Company and NationsBank executed the Financing Agreement wherein NationsBank has provided the Company with the NationsBank Facility.

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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility.

Exercise of Warrants

     Pursuant to the Warrant Agreement the Company issued the Warrants. The Warrants were issued in a transaction pursuant to which the Company issued the Senior Notes. The Warrants were not exercisable except upon the occurrence of certain trigger events as defined in the Warrant Agreement or, if no trigger event had occurred prior to May 3, 1998, upon the Company's failure to consummate a repurchase offer due to a payment blockage, both as defined in the Warrant Agreement. No trigger event had occurred through May 3, 1998 and a payment blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the Warrant Agreement, the Company notified holders of the Warrants of the existence of a payment blockage within 30 days of such date. Due to the then existing prospective merger with Reunion, the Company simultaneously gave holders of the Warrants a Bring Along Notice (as defined in the Warrant Agreement) notifying them that their Warrants would lapse if not exercised within thirty days. The thirty-day period was subsequently extended indefinitely when the then existing prospective merger with Reunion was delayed. In a press release dated October 20, 1998, the Company announced that the Merger Agreement with Reunion was terminated by mutual agreement. See "Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech." Through the date of this Annual Report on Form 10-K, 46,790 Warrants have been exercised at $.01 per share resulting in the issuance of 46,790 shares of the Company's common stock outstanding. Remaining Warrants which have not been exercised remain exercisable. See "Liquidity and Capital Resources."

     The Company had previously notified its warrantholders that its registration statement on Form S-1 filed with the SEC could not be used in connection with any resale of its Warrants or shares of its common stock underlying the Warrants. Any transactions in the Company's Warrants or common stock into which the Warrants are convertible continue to require compliance with Rule 144A or another exemption from the registration requirements of the Securities Act of 1933.

Defaults Under Indenture

     In May of 1998, the Company executed a joint venture agreement pursuant to which it contributed $100,000 to Suzhou. The investment constitutes a default under the Indenture.

     In May of 1998, Mr. Bradley transferred all of his shares of the Company's common stock to the Bradley FLP for estate planning purposes. The Bradley FLP has granted voting control over such shares to SPI, which in turn has granted voting control over such shares to Mr. Poole. Because Mr. Bradley no longer has voting control over such shares of the Company's common stock, a breach has occurred under the Securities Pledge Agreement. Because the Securities Pledge Agreement is cross-covenanted to the Indenture, such breach creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies therein provided, including acceleration of the Senior Notes, until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. As of the date of this Annual Report on Form 10-K, the Company had not received notice from either the Trustee or any Senior Note holders. In the event notice is received, the Company currently has agreements in place that it believes would remedy each such default within the 30 day remedy period should it become necessary. However, there can be no assurance that an Event of Default will not result from these defaults.

Chicago Plant Strike

     On May 1, 1998, approximately 75 employees of the Company's Klemp division in Chicago, IL represented by the Union went on strike citing differences over wage increases and other benefits. Such employees had been working under a collective bargaining agreement which expired on April 30, 1998. By a vote of the Union's membership on May 19, 1998, a new contract was ratified and the strike ended on May 22, 1998. The new contract expires on April 30, 2002. This strike adversely affected the second quarter 1998 results of operations of the Company's Klemp division. See "Results of Operations."

Affiliate Litigation Provision

     As previously reported by Reunion, on April 24, 1998, a jury in state district court in Harris County, Texas returned jury verdict findings against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to Bargo. The jury found that Bargo had a right to terminate the November 1995 stock purchase agreement with Reunion and that Reunion fraudulently induced Bargo into entering into the agreement. In July 1998, the court entered judgement affirming the $5.0 million punitive damages jury verdict and awarded approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion's management continues to maintain that no evidence sufficient to support a jury finding of fraud or related punitive damages was presented at trial. Reunion has filed a bond which suspends execution on the judgment while it appeals. Reunion has filed a formal notice of appeal and intends to file its appeal as soon as possible. However, although Reunion's management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion recorded an accrual of $8.8 million for the amount of the judgment by a charge to its continuing operations for 1998 in accordance with generally accepted accounting principles. In addition, according to Reunion's financial advisor, its Bargo legal liability is a deduction of $8.8 million to Reunion's equity value. The Company's results of operations for the second quarter of and year ended December 31, 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by this action. Reunion has indicated that, if the judgment is not overturned on appeal, and the possible merger with the Company and related refinancing do not occur, Reunion would be obligated to seek alternative funding sources, possibly including a sale of assets. See "Results of Operations."

Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech

     The Company and Reunion entered into the Merger Agreement on May 31, 1998. In a press release on October 20, 1998, the Company announced that the May 31, 1998 Merger Agreement between the Company and Reunion was terminated by mutual agreement. The Company reported that this decision was made as a result of Reunion's inability to arrange sufficient refinancing of all of the debt of the combined companies under then existing market conditions. On

February 26, 1999, the Company announced that it has reinstituted merger discussions with Reunion and that the managements of both Chatwins and Reunion currently believe that additional identified financing sources would provide adequate funds for operations of the combined companies, including the redemption of the Senior Notes. The possible merger of Chatwins and Reunion is subject to, among other conditions, approval by the Boards of Directors and stockholders of both companies. If the companies reach mutually agreeable terms for the merger, and other conditions are met, the merger could occur during the second quarter of 1999. There can be no assurances that the possible merger will be agreed to, approved or consummated.

     Reunion announced that it has also had discussions regarding the possible acquisitions of Stanwich Acquisition Corp. (SAC), doing business as King-Way Material Handling Company (King-Way) and of NPS Acquisition Corp. (NPSAC), doing business as NAPTech Pressure Systems (NAPTech), at the same time as the possible merger with the Company. SAC and NPSAC are affiliates of the Company and Reunion. Reunion also announced that it has engaged legal and financial advisors in connection with these transaction and that discussions have been held with prospective lenders. See "King-Way" and "NAPTech" below.

King-Way

     On November 3, 1997, SAC acquired the King-Way from the Kingston-
Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Bradley, 42.5% by Mr. K.J. Bradley and 15% by Mr. Evans. Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

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

     Because King-Way had been operating as a division of Kingston-Warren Corporation, it was necessary to establish King-Way's business in new facilities with appropriate overhead support. Meanwhile, Auto-Lok possessed surplus floor space, production workforce, administrative organization and equipment that could be utilized to continue King-Way's operations. Accordingly, SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. This right of first negotiation has since expired. The integration of King-Way's business into Auto-Lok's facility took place primarily during the second quarter of 1998. Through December 31, 1998, costs totaling $1,298,631 have been charged to King-Way under this agreement.

NAPTech

     On August 25, 1998, NPSAC acquired NAPTech from the Shaw Group for a purchase price of $8.4 million. NPSAC is wholly owned by Mr. Bradley. Like CPI, NAPTech manufactures steel seamless pressure vessels. At the time

NAPTech was available for purchase, the Company's management wanted to acquire it as a strategic acquisition by its CPI division. The Company was not, however, able to consummate the acquisition because of restrictions under its existing financing documents. Mr. Bradley therefore organized and capitalized NPSAC to acquire and hold NAPTech until such time as it could be acquired by the Company.

     In August 1998, CPI and NPSAC entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees which approximate $29,000 per month. The NAPTech services agreement is for one year and may be renewed annually upon agreement by both the Company and NAPTech. On August 25, 1998 the Company purchased from NAPTech $1.0 million of inventory usable by its CPI division in its normal course of business. At December 31, 1998, the Company had receivables totaling $148,000 from NAPTech.


THE YEAR 2000

     The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date- and time-dependent. The Company is aware that the coming of Y2K poses pervasive and complex problems in that virtually every computer operation (including manufacturing equipment and other non-information systems equipment), unless it is Y2K compliant, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by the electronic technology of "00" as the year 1900 rather than Y2K. The Company is also aware that it may not only be negatively affected by the failure of its own systems to be Y2K compliant, but may also be negatively affected by the Y2K non-compliance of its vendors, customers, lenders and any other party with which the Company transacts business.

     In 1995, the Company undertook a project to invest in and install a time-critical manufacturing and management information system at certain of its significant divisions in an effort to save costs and improved information flow by substantially improving all operational processes. Y2K compliant technology is part of this system and the Company anticipates no material adverse effects to its new operating systems from Y2K.

     In addition to this new system, the Company has completed its assessment of all other systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Y2K compliance. The identified hardware replacements and software upgrades are scheduled to be completed and tested by the end of 1999 and will be provided by vendors whose hardware and software have achieved Y2K certification. The cost of the identified hardware replacements and software upgrades are not expected to be material and, absent the need to achieve Y2K compliance, would be a normal part of the Company's ongoing program for maintaining up-to-date information technology. The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. Management does not expect the incremental cost to the Company of enterprise-wide Y2K compliance to be material to its operations.

     In addition to internal Y2K compliance, the Company has surveyed all significant vendors, customers, lenders and other outside parties with which it transacts business in an effort to identify Y2K non-compliance by such parties. Results indicate that those important parties with which the Company does business either have already achieved Y2K readiness or will be Y2K compliant during 1999. The most significant third parties with which the Company contracts for services are its payroll services provider, its local bank of record and its revolving credit lender, NationsBank. The Company has received certification that its provider of payroll services is Y2K compliant. Regarding its bank and revolving credit facility lender, the Company funds its day-to-day operations through a series of wire transfers between its revolving credit facility lender and its local bank of record. The wire transfers are initiated at the Company's headquarters via dial-up phone line connections. Both the Company's local bank of record and NationsBank have indicated publicly that they are Y2K compliant. However, any disruption in phone service as a result of Y2K could result in the Company's inability to fund its operations and have a significant adverse impact on the financial position and results of operation of the Company.

     Management recognizes that the failure of the Company or any party with which the Company conducts business to be Y2K compliant in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems or the systems of its significant vendors, customers, lenders and other outside parties with which it transacts business were to fail because they were not Y2K compliant, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial controls would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company. Disruptions in electrical power, phone service and/or delivery of materials could cause significant business interruptions. Similarly, business interruptions at significant customers could result in deferred or canceled orders.

     The dates on which the Company believes Y2K compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved, or that there will not be delays in, or increased costs associated with, achieving enterprise-wide Y2K compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K compliance of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.


RESULTS OF OPERATION

1998 compared to 1997

     Net sales for 1998 totaled $191.6 million, compared to $188.9 million for 1997. Sales for 1998 increased $2.7 million, or 2%. The increase in sales was primarily at Klemp and Hanna, partially offset by decreases or flat revenues at the remaining divisions. Klemp's sales, including its international entities, increased $4.5 million and Hanna's sales increased $1.0 million. Sales decreased $1.8 million at Alliance, $0.7 million at Auto-Lok and $0.4 million at Steelcraft. CPI reported flat revenues in 1998 compared to 1997. The increase in sales at Klemp reflects an improving domestic market trend over the softening in its markets which began in 1996 and continued through much of 1997 and the ramp-up in operations at Shanghai Klemp which had an increase in sales of $1.8 million. Additionally, Klemp de Mexico's sales increased $1.0 million. The increase in sales at Hanna in 1998 compared to 1997 occurred in the fourth quarter of 1998 and was the result of a series of large shipments to one of Hanna's largest customers. The decrease in sales at Alliance was primarily due to a slight decrease in the level of material inputs to large projects during 1998 compared to 1997. Decreases at Auto-Lok and Steelcraft were general in nature and not indicative of adverse trends.

     Gross profit for 1998 was $36.6 million, compared to $35.5 million for 1997. 1998 gross profit increased $1.1 million, or 3%. Gross profit margin was 19.1% in 1998, compared to 18.8% in 1997. Gross profit during 1998 compared to 1997 improved $1.1 million at Hanna, $0.8 million at Auto-Lok, $0.5 million at CPI and $0.3 million at Klemp, all of which was at the foreign subsidiaries primarily due to increases in their volumes. These gross profit improvements were partially offset by decreases of $1.3 million at Alliance and $0.2 million at Steelcraft. Gross profit margin was also up at Hanna, Auto-Lok and CPI, but down at Klemp, Alliance and Steelcraft. The increase in gross profit and margin at Hanna was primarily due to the efficiencies of increased volume and a shift in product mix towards its industrial cylinder line, which has higher margin products than its mobile cylinder line.
Although Auto-Lok's overall volume decreased in 1998 compared to 1997, the increase in gross profit and margin at Auto-Lok was primarily due to the efficiencies of a higher operating level at Auto-Lok's facility due to the ability to absorb fixed and semi-variable overhead costs by the integration of King-Way's operations. See "Recent Developments - King-Way." Although Klemp's overall domestic volume increased in 1998 compared to 1997, domestic gross profit and margin were down primarily due to inefficiencies caused by the relocation during the fourth quarter of 1998 of its Chicago operations to Libertyville, IL and the three week strike at its Chicago plant and the resulting inability to absorb fixed costs. See "Recent Developments - Chicago Plant Strike." CPI's profits and margin both improved in 1998 compared to 1997 due to a higher margin product mix while Alliance's profits and margin were negatively impacted by cost overruns on a large project. The decrease in Steelcraft's profits and margin were directly related to the decrease in volume in 1998 compared to 1997.

     Selling, general and administrative (SGA) expenses for 1998 were $23.2 million, compared to $22.3 million for 1997, an increase of $0.9 million. SGA expenses as a percentage of sales increased to 12.1% for 1998 compared to 11.8% in 1997. The increase in SGA and SGA as a percentage of sales occurred during the first half of 1998 and was due to an overall increase in administrative spending at certain significant divisions due to increased domestic and international marketing efforts.

     There was other expense in 1998 of $0.6 million, compared to other expense of $0.4 million for 1997, a net increase of $0.2 million. Other than the foreign currency translation loss of $150,000 in 1998, there were no individually significant or offsetting items in either 1998 or 1997. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

     Minority interests of approximately $0.1 million in both 1998 and 1997 represent results during 1998 and 1997 allocated to the minority ownerships of the Company's CFI-Klemp and Shanghai Klemp joint ventures. Minority interests are calculated based on the percentage of minority ownership.

     Interest expense, net, for 1998 was $10.1 million, compared to $9.8 million for 1997, an increase of $0.3 million. In general, average borrowing levels under the Company's revolving credit facilities increased during 1998 when compared to 1997 as a result of an increase in net working capital (defined as receivables and inventories less trade payables).

     There was a tax provision of $1.1 million in 1998, compared to $0.9 million in 1997, an increase of $0.2 million. The increase in the tax provision for 1998 compared to 1997 was primarily due to a $0.3 million reduction in the valuation allowance for deferred tax assets during 1997 compared to no change in the valuation allowance during 1998.

     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's results of operation for 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of operation for 1998, which included an $8.8 million charge to continuing operations resulting from an adverse litigation judgment entered against Reunion (see "Recent Developments - Affiliate Litigation Provision") and a $1.7 million charge to discontinued operations related to environmental remediation costs for certain Louisiana oil and gas properties it owns. See "Recent Developments - Possible Merger With Reunion and Reunion Acquisitions of King-Way and NAPTech." The equity losses from continuing operations of affiliate of $2.7 million in 1998 and $0.2 million in 1997 represent the Company's share of Reunion's results from continuing operations for each period. The equity loss from discontinued operations of affiliate of $0.4 million in 1998 and equity income from discontinued operations of affiliate $0.2 million in 1997 represent the Company's share of Reunion's results from discontinued operations.

1997 compared to 1996

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

     SGA expenses for 1997 were $22.3 million, compared to $19.9 million for 1996. However, SGA expenses as a percentage of sales decreased to 11.8% for 1997 compared to 13.0% in 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the 23% increase in sales while SGA expenses increased only 12% as a result of the fixed and semi-variable nature of certain expenses.

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

     The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results for 1997, 1996 and 1995 is included in the accompanying consolidated statement of income for each of the three years ended December 31, 1997 as equity income (loss) from operations of affiliate.

     The equity losses from continuing operations of affiliate of $0.2 million in 1997 and $0.5 million in 1996 represent the Company's share of Reunion's results from continuing operations for each period.

     The equity income from discontinued operations of affiliate of $0.2 million in 1997 and $0.1 million in 1996 represent the Company's share of Reunion's results from discontinued operations.

     The classification of Mexico as a highly-inflationary economy effective January 1, 1997 pursuant to paragraph 11 of SFAS No. 52, "Foreign Currency Translation" had an insignificant impact on the Company's results of operations for 1997.


LIQUIDITY AND CAPITAL RESOURCES

General

     Except for its foreign subsidiaries, the Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide funds to the foreign operations nor does the Company guarantee any foreign indebtedness.

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

     The NationsBank Facility includes a Special Availability Amount, as defined in the Financing Agreement, of $6.0 million. The Special Availability Amount is required to be reduced in $750,000 increments on each of February 1, May 1, August 1 and November 1 in each of the years 1999 and 2000. Once reduced, the Special Availability Amount may not be reborrowed. Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the Special Availability Amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR. The NationsBank Facility also includes an unused line fee and a monthly service charge.

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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility. Financial covenants in the NationsBank Facility include an adjusted earnings before interest, taxes, depreciation and amortization (NationsBank EBITDA) to fixed charge coverage ratio and an indebtedness to cash flow ratio, calculations of which are defined in the Financing Agreement. Generally all amounts for calculation of the ratios are derived from domestic operations and NationsBank EBITDA is adjusted for domestic capital expenditures. Beginning on December 31, 1998, these covenants require the Company to maintain a rolling twelve-month minimum adjusted NationsBank EBITDA to fixed charge coverage ratio of 1.2:1 and a maximum indebtedness to cash flow ratio of 5.0:1. At December 31, 1998 such ratios were 1.3:1 and 4.9:1, respectively, and complied with the Financing Agreement. The Company was also in compliance with all other representations, warranties and covenants at December 31, 1998. Borrowings outstanding under the NationsBank Facility at December 31, 1998 totaled $34.0 million and the weighted average rate for borrowing was 7.5%.

     Prior to the NationsBank Facility the Company had the $28.0 million Congress Facility. On April 28, 1998, the Congress Facility was amended to provide a temporary increase in the Maximum Credit to $30.0 million from $28.0 million and a temporary $3.0 million overadvance availability. The proceeds from this $3.0 million overadvance were used for various purposes, including the Company's May 1, 1998 $3.25 million interest payment on its Senior Notes. Additionally, as part of this amendment, the expiration date of the Congress Facility was extended to August 31, 1998. On August 18, 1998, the Congress Facility was further amended to extend the Maximum Credit temporary increase period and further extend the expiration date of the Congress Facility to October 31, 1998. Effective with the execution of the Financing Agreement with NationsBank and the repayment of all borrowings, interest and fees under the Congress Facility, effective October 30, 1998, the Company and Congress agreed to terminate the Congress Facility.

     Borrowings under the Congress Facility bore interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5% which, at the time of its termination, was 10.0%. The facility also contained an unused line fee of 0.5% and a $5,000 monthly servicing fee.

     In May of 1998, the Company executed a joint venture agreement pursuant to which it contributed $100,000 to Suzhou. The investment constitutes a default under the Indenture.

     In May of 1998, Mr. Bradley transferred all of his shares of the Company's common stock to the Bradley FLP for estate planning purposes. The Bradley FLP has granted voting control over such shares to SPI, which in turn has granted voting control over such shares to Mr. Poole. Because Mr. Bradley no longer has voting control over such shares of the Company's common stock, a breach has occurred under the Securities Pledge Agreement. Because the Indenture is cross-covenanted to the Securities Pledge Agreement, such breach creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default subject to the remedies, including acceleration of the Senior Notes, therein provided until the Trustee under the Indenture or the holders of at least twenty-five percent (25%) of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after said notice. As of the date of this Annual Report on Form 10-K, the Company had not received notice from either the Trustee or any Senior Note holders. In the event notice is received, the Company currently has agreements in place that it believes would remedy each such default within the 30 day remedy period should it become necessary. However, there can be no assurance that an Event of Default will not result from these defaults.

     In connection with the acquisition of the Reunion common stock, on June 20, 1995, the Company and Trustee agreed to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior Notes are issued. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25.0 million of Senior Notes (representing 50% of the originally issued principal amount of the Senior Notes) from Senior Notes holders on each of June 1, 1999 and 2000 at an amount equal to 100% of the aggregate outstanding principal amount thereof, plus unpaid interest to the purchase date. The Company has classified the maximum potential principal amount of the first purchase offer as current maturities of long-term debt in its consolidated balance sheet at December 31, 1998 included herein. The Company's failure to fulfill its obligations under this purchase offer would constitute a failure to pay principal under the Indenture and result in an Event of Default. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event causing the immediate vesting in the Collateral Agent of the voting rights of approximately 43% of the Company's common stock subject to the pledge under the Securities Pledge Agreement, as well as the immediate vesting of all rights to receive dividends and distributions with respect to the pledged shares of common stock. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. In the event the possible merger with Reunion occurs, the Company intends to redeem all of the Senior Notes. Because there can be no assurances that the possible merger and refinancing will occur, or that they will occur before the June 1, 1999 repurchase date, the Company has obtained a commitment from a national financial institution that, pursuant to certain actions, it will fund the Company's obligation to purchase Senior Notes, if any, on the June 1, 1999 purchase date should the Company's then available liquidity be insufficient to do so. As of the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date. Absent the refinancing contemplated by the possible merger with Reunion or the funding contemplated by the commitment, there can be no assurances that a Realization Event or Event of Default will not occur.

     At December 31, 1998, the Company had net operating loss carryforwards for tax return reporting purposes of approximately $5.8 million, of which $1.4 million expires in 2008, $1.2 million expires in 2011 and $3.2 million expires in 2018. The availability of these carryforwards may be subject to limitations imposed by the Internal Revenue Code. A U.S. federal corporate income tax return examination has been completed for the Company's 1995 tax year. The Company believes adequate provisions for income taxes have been recorded for all years.

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on reviews during 1997, the Company reduced the valuation allowance by $0.3 million in the first nine months of 1997. The valuation allowance was not changed during 1998.

Operating Activities

     Operating activities used $3.1 million of cash during 1998, compared to cash provided of $3.6 million in 1997, a decrease of $6.7 million. Cash generated from earnings before depreciation, amortization and equity in net loss of affiliate was almost the same in 1998 and 1997. A decrease of $0.7 million in cash used during 1998 compared to 1997 as the result of changes in net working capital (defined as receivables, inventories and trade payables for cash flow purposes) was more than offset by a use of cash of $6.1 million from net changes in other assets and liabilities in 1998 compared to cash used of $0.7 million in 1997. The increase in cash used in 1998 from net changes in other assets and liabilities in 1998 was the result of increases in prepaid expenses and deferred taxes and reductions of liabilities, primarily at the Company's headquarters.

     Operating activities provided $3.6 million of cash during 1997, compared to cash provided of $3.5 million in 1996, an increase of $0.1 million. An increase in income before depreciation, amortization and provision for losses on inventories of $2.6 million in 1997 compared to 1996 and a net increase in cash provided of $2.7 million from changes in other assets and liabilities, primarily from an increase in other current liabilities, were more than offset by an increase of $5.2 million in cash used during 1997 compared to 1996 to fund increases in net working capital (defined as receivables, inventories and trade payables for cash flow purposes), primarily an increase in cash used of $11.4 million to fund changes in receivables as a result of the increase in sales volume only partially offset by an increase of $6.6 million in cash provided from changes in trade payables. The increase in other current liabilities is primarily due to increases in certain accruals at corporate headquarters and an increase in customer deposits at Hanna related to a supply agreement with one of its customers.

Investing Activities

     Investing activities used $5.2 million of cash during 1998, compared to cash used of $5.0 million during 1997, an increase in cash used of $0.2 million, primarily related to the Company's $0.1 million investment in a fiberglass grating joint venture in China. See "Recent Developments - Defaults Under Indenture." Capital expenditures of approximately $5.0 million in each of 1998 and 1997 were essentially equal.

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

Financing Activities

     Financing activities during 1998 provided $7.9 million in cash, compared to $1.8 million of cash provided during 1997, an increase in cash provided of $6.1 million. This increase in cash provided is the result of an increase of $7.9 million in the level of net borrowings under revolving credit arrangements during 1998 compared to an increase of only $2.4 million in 1997. Additionally, repayments of related party indebtedness decreased $0.6 million. Borrowings, interest and fees under the Congress Facility were repaid and the Congress Facility was terminated effective October 30, 1998. See "Recent Developments - New Credit Facility" and "Liquidity and Capital Resources - General."

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


FACTORS POTENTIALLY AFFECTING FUTURE LIQUIDITY

     The Company has $50 million of Senior Notes due May 3, 2003 outstanding at December 31, 1998. As recently announced by each of the Company and Reunion, the Company and Reunion have reinstituted merger discussions as the managements of the companies believe that additional identified financing sources would provide adequate funds for operations of the combined companies, including the redemption of the Senior Notes. The possible merger of Chatwins and Reunion is subject to, among other conditions, approval by the Boards of Directors and stockholders of both companies. If the companies reach mutually agreeable terms for the merger, and other conditions are met, the merger could occur during the second quarter of 1999. There can be no assurances that the possible merger will be agreed to, approved or consummated.

     When the Company acquired the 1,450,000 shares of Reunion common stock on June 20, 1995, it contemporaneously agreed with the Trustee to a first supplemental indenture and waiver of covenants of the Indenture under which the Senior notes are issued. Pursuant to this supplemental indenture and waiver of covenants, the Company agreed to offer to purchase $25 million, or half, of the outstanding Senior notes from Noteholders on each of June 1, 1999 and 2000 at par value plus unpaid interest to the purchase date. The full principal amount of the first purchase offer is classified as current maturities of long-term debt in the Company's consolidated balance sheet at December 31, 1998. The Company's failure to fulfill its obligations under this purchase offer would constitute a failure to pay principal under the Indenture and result in an Event of Default. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event causing the immediate vesting in the Collateral Agent of the voting rights of approximately 43% of the Company's common stock subject to the pledge under the Securities Pledge Agreement, as well as the immediate vesting of all rights to receive dividends and distributions with respect to the pledged shares of common stock. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. In the event the possible merger with Reunion occurs, the Company intends to redeem all of the Senior Notes. Because there can be no assurances that the possible merger and refinancing will occur, or that they will occur before the June 1, 1999 repurchase date, the Company has obtained a commitment from a national financial institution that, pursuant to certain actions, it will fund the Company's obligation to purchase Senior Notes, if any, on the June 1, 1999 purchase date should the Company's then available liquidity be insufficient to do so. As of the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date. Absent the refinancing contemplated by the possible merger with Reunion or the funding contemplated by the commitment, there can be no assurances that a Realization Event or Event of Default will not occur.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     In conducting business, the Company has market risk exposures to foreign currency exchange rates, interest rates and raw material prices. See Item 1. "Business - General Aspects Applicable to the Divisions."

Foreign Currency Exchange Rate Risk

     The Company manufactures its products in the United States (U.S.), Mexico and China. Of the Company's $191.6 million of consolidated net sales for 1998, $184.5 million (96%) were sales from the production of U.S. locations, $4.7 million (3%) were from the Company's Mexican subsidiary, Klemp de Mexico, and $2.4 million (1%) were from the Company's Chinese subsidiary, Shanghai Klemp. Products manufactured in the U.S. are primarily sold in the U.S. However, of the $184.5 million of net sales from domestic locations, $12.0 million were export sales to other countries. Amounts and locations of such sales are set forth in Item 1. "Business - General Aspects Applicable to the Divisions."

     Export sales to foreign countries from the Company's U.S. locations are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the functional currencies of the countries to which the Company's domestic locations export, which vary significantly from year to year, are minimal.

     Sales of Klemp de Mexico and Shanghai Klemp are almost entirely within the countries in which they are located and are denominated in each location's functional currency; the peso in Mexico and the renminbi (RMB) in China. Accordingly, transaction loss exposure to the Company from fluctuations in each location's functional currency are minimal.

     The Company's exposure to foreign currency rate fluctuations arise from the translation effects on the Company's investments in its international subsidiaries from potential fluctuations in each subsidiary's functional currency. At December 31, 1998, the Company had approximately $3.6 million invested in Klemp de Mexico and approximately $1.9 million invested in Shanghai Klemp. The Company considers its investments in these international subsidiaries to be long-term in nature.

     Effective January 1, 1997, Mexico's economy was classified as highly inflationary as defined in SFAS 52 due primarily to the substantial inflation in Mexico over 1995 and 1996, which was approximately 60% and 30%, respectively. During 1997, inflation in Mexico subsided substantially and the peso devalued minimally; from 7.84 pesos/$1.00 at December 31, 1996 to 8.07 pesos/$1.00 at December 31, 1997. However, during 1998, even though inflation remained relatively stable, the peso devalued almost 25% against the U.S. dollar; from 8.07 pesos/$1.00 at December 31, 1997 to almost 10.00 pesos/$1.00 at December 31, 1998. This devaluation of the peso had a significant impact on the Company's investment in Klemp de Mexico, resulting in translation losses charged to earnings during 1998 of $150,000 and an increase in the cumulative translation adjustment account in accumulated other comprehensive losses in equity of $666,000. On a sensitivity basis, additional devaluations of the peso, if any, of the magnitude seen during 1998 can be expected to have a similar impact on the future financial position and operating results, including comprehensive earnings, of the Company. Effective January 1, 1999, Mexico emerged from highly inflationary status. As such, future fluctuations in the value of the peso against the U.S. dollar will be recorded as adjustments to comprehensive earnings and the cumulative translation adjustment account in equity.

     Impacts on the Company due to foreign currency rate fluctuations in China have been insignificant. Since establishing the joint venture, the RMB has remained stable at approximately 8.3 RMB/$1.00. However, fluctuations in the RMB against the U.S. dollar could have a significant impact on the financial position, operating results and comprehensive earnings of the Company, primarily in the form of translation effects. On a sensitivity basis, a 10% devaluation in the value of the RMB at December 31, 1998 would be estimated by the Company to have an approximate $200,000 negative impact on the cumulative translation adjustment in equity.

     The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide day-to-day operating funds to the foreign operations nor does the Company guarantee any foreign indebtedness.

Interest Rate Risk

     The Company's exposure to interest rate risk arises primarily from borrowing under the NationsBank Facility. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR. At December 31, 1998, the weighted average rate for borrowing under the NationsBank Facility was 7.5% and borrowings outstanding totaled $34.0 million. All else remaining equal, on a sensitivity basis a 100 basis-point increase in the borrowing rate would be estimated by the Company to have an approximate $340,000 increase in annual interest expense.

     The Company does not hedge against interest rate fluctuations using derivative financial instruments.


Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          The Company's consolidated financial statements are set forth beginning on page F-1.


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

Name                   Age  Position
----                   ---  --------
Charles E. Bradley      69  Chairman of the Board and Director
Joseph C. Lawyer        53  President, Chief Executive Officer and Director
John G. Poole           56  Director
Charles E. Bradley, Jr. 39  Director
Kimball J. Bradley      33  Senior Vice President
John M. Froehlich       56  Vice President, Chief Financial Officer
                              and Treasurer
Russell S. Carolus      48  Vice President and Secretary
Jack T. Croushore       53  Vice President and Division President - CPI
Christopher Sause       49  Vice President and Division President - Alliance
Alan S. Wippman         56  Vice President and Division President - Steelcraft
Robert L. Rakstang      52  Vice President and Division President - Hanna
Tony Stewart            47  Division President - Auto-Lok
Alan J. Konieczka       32  Division President - Klemp
Thomas J. Vogel         48  Division President - Europa

     CHARLES E. BRADLEY has been a Director of the Company since shortly after its acquisition by SPI, a company engaged in consulting services within the field of financial planning and reporting, in 1986 and Chairman of the Board since 1988. Mr. Bradley is the father of Charles E. Bradley, Jr. and Kimball
J. Bradley. Mr. Bradley was a co-founder of SPI in 1982 and has served as its President since that time. Mr. Bradley is a director of DeVlieg-Bullard, Inc.
(DBI), a machine tools parts and services company, General Housewares Corp., a manufacturer and distributor of housewares, Consumer Portfolio Services, Inc.
(CPS), engaged in the business of purchasing, selling and servicing retail automobile installment sales contracts, Zydeco Energy, Inc., engaged in oil and gas exploration and development, NAB Asset Corporation (NAB), a diversified financial services holding company, and Audits and Surveys Worldwide, Inc., an international marketing research firm. Mr. Bradley is currently the Chairman of the Board of DBI, and President and acting Chief Financial Officer and a director of Sanitas, Inc. and Texon Energy Corporation (Texon), both currently inactive companies. Mr. Bradley has been a director of Reunion since June 20, 1995 and was appointed Reunion's President and Chief Financial Officer on October 26, 1995.

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

     KIMBALL J. BRADLEY has been a Senior Vice President of the Company since August 1998 and a Vice President since January 1996. Until August 1998, Mr. Bradley was Division President of Auto-Lok beginning in November 1995 after having served as acting President of Auto-Lok beginning in August 1995. Prior to assuming that position, Mr. Bradley managed various special projects at the Company's corporate office beginning in November 1993 and at CPI from February 1993 to November 1993. Mr. Bradley was employed by Metalsource, a company engaged in the steel service center business, from 1990 to 1993, completing the executive training program and holding various sales and purchasing positions. Mr. Bradley is the son of Charles E. Bradley, Sr. and the brother of Charles E. Bradley, Jr.

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

     TONY STEWART has been Division President of Auto-Lok since May 1998, sharing that position with Kimball Bradley during Mr. Bradley's transition to the Company's headquarters. Mr. Stewart held several management positions with the Kingston-Warren Corporation after joining it in 1981, including Vice President and General Manager of its King-Way Material Handling division, Senior Vice President of Kingston-Warren Corporation and President of Harvard Interiors division of Harvard Industries.

     ALAN J. KONIECZKA had been Acting Division President of Klemp since August 1998 and, since January 1999, its Division President. Since joining the Company's Klemp division in January 1996, Mr. Konieczka also has held the positions of General Manager, Venture Group and Manager, Special Projects. Prior to joining Klemp, Mr. Konieczka was Director of Manufacturing for Dynacircuits Manufacturing, Inc.

     THOMAS J. VOGEL has been Division President of Europa since 1991. Mr. Vogel has also been the Manager of Administration, Risk Management, Benefits and Human Resources and Environmental Compliance for the Company since 1988.

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

Item 11.  Executive Compensation.
          -----------------------
     The following table sets forth a summary of the compensation paid or accrued by the Company in the fiscal years ended December 31, 1998, 1997 and 1996 to its Chief Executive Officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") (in whole dollars, including notes hereto):
                                             Year Ended December 31,
                                           1998        1997        1996
                                         --------    --------    --------
  Joseph C. Lawyer, President and Chief
    Executive Officer and Director:
Annual compensation - salary             $427,316    $388,404    $354,144
Annual compensation - bonus                65,000      65,000           -
All other compensation                     75,363(1)   52,777(1)   52,277(1)

  Jack T. Croushore, Vice President and
    Division President - CPI:
Annual compensation - salary             $182,965    $164,616    $162,720
Annual compensation - bonus               100,000     205,000     187,890
All other compensation                     13,690(2)   13,409(2)   12,990(2)

  Robert L. Rakstang, Vice President and
    Division President - Hanna:
Annual compensation - salary             $155,486    $145,320    $139,728
Annual compensation - bonus               100,000      97,215           -
All other compensation                     12,725(3)   12,016(3)   11,736(3)

  John M. Froehlich, Vice President, Chief
    Financial Officer and Treasurer:
Annual compensation - salary             $145,184    $138,276    $132,960
Annual compensation - bonus                50,000      52,266      20,043
All other compensation                     12,210(4)   11,664(4)   11,398(4)

  Christopher Sause, Vice President and
    Division President - Alliance:
Annual compensation - salary             $170,576    $154,454    $154,104
Annual compensation - bonus                     -      87,754           -
All other compensation                     15,810(5)   12,333(5)   15,110(5)

(1) Includes 401(k) matching payments of $4,950, $4,750 and $4,750 in 1998, 1997 and 1996, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $62,413 in 1998 and $40,027 in each of 1997 and 1996, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,000 in each of 1998 and 1997 and $7,500 in 1996. Regarding the premiums paid by the Company for life insurance, the employee has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, the employee will pay the shortfall to the Company. The policy has a face value of $1.5 million. See "Executive Compensation - Executive Employment Agreements."

(2) Includes 401(k) matching payments of $4,950, 4,750 and $4,750 in 1998, 1997 and 1996, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $740, $740 and $740 in 1998, 1997 and 1996, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,000 in each of 1998, 1997 and 1996.

(3) Includes 401(k) matching payments of $4,950, 4,750 and $4,750 in 1998, 1997 and 1996, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,775, $7,266 and $6,986 in 1998, 1997 and 1996,
respectively.

(4) Includes 401(k) matching payments of $4,950, $4,750 and $4,750 in 1998, 1997 and 1996, respectively; and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $7,260, $6,914 and $6,648 in 1998, 1997 and 1996,
respectively.

(5) Includes 401(k) matching payments of $4,950, $4,750 and $4,750 in 1998, 1997 and 1996, respectively; premiums paid by the Company for life insurance for the benefit of the employee of $2,860, $2,860 and $2,860 in 1998, 1997 and 1996, respectively and payments under the Chatwins Group, Inc. Money Purchase Pension Plan of $8,000, $7,723 and $7,500 in 1998, 1997 and 1996,
respectively.


Executive Employment Agreements

     The Company entered into an Employment Agreement, dated as of August 1, 1996 (Lawyer Employment Agreement), with Joseph C. Lawyer to serve as President and Chief Executive Officer of the Company. The Lawyer Employment Agreement is scheduled to expire on July 31, 1999 but automatically renews annually thereafter if not previously renegotiated. The Lawyer Employment Agreement replaced an earlier agreement between Mr. Lawyer and the Company that expired on July 31, 1996. Pursuant to the Lawyer Employment Agreement, Mr. Lawyer receives (i) an annual base salary, which was established at $354,144 for 1996, $388,404 for 1997 and $427,316 for 1998, (ii) an annual bonus of up to 65% of his base salary based on the Company's performance relative to its annual projections, (iii) a $600 per month automobile allowance, (iv) two club memberships, (v) a $1.0 million life insurance policy and a $1.5 million split-dollar life insurance policy, and (vi) coverage under the Company's other fringe benefit plans for executive officers. The annual base salary for 1999 was determined by the Board of Directors. In the event that the Lawyer Employment Agreement is terminated due to Mr. Lawyer's death or disability, the Company will continue to pay the base salary for not less than a one year period. In the event that the Company otherwise terminates the Lawyer Employment Agreement without cause or in the event that Mr. Lawyer resigns with good reason or following a change of control approved by the Company's Board of Directors and stockholders (other than a change of control resulting from a foreclosure or bankruptcy of one or more stockholders of the Company or the threat of such an action), Mr. Lawyer will be entitled to receive his base salary (subject to a dollar-for-dollar reduction for any salary received from other employment), health coverage and life insurance coverage for one and one-half years or for the balance of the term of the Lawyer Employment Agreement, whichever is greater.


Long Term Incentive Plan

     The Company's Long Term Incentive Plan (LTIP), created on June 29, 1994, was terminated on March 5, 1999. As of December 31, 1998, incentive units issued under the plan during its existence totaled 86 and were granted certain executives of the Company, including 49 to the Named Executive Officers. At December 31, 1998, such units had no value.

Compensation of Directors

     Charles E. Bradley is entitled to receive a stipend as Chairman of the Board at a rate of $100,000 per year. The Company paid Mr. Bradley's $100,000 stipend in 1998. As of June 29, 1994, the Company and Mr. Bradley agreed to a split dollar life insurance arrangement (Bradley Arrangement). Pursuant to the Bradley Arrangement, the Company agreed to maintain three universal type life policies on Mr. Bradley and his wife. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Bradley has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Bradley will pay the shortfall to the Company. The annual premiums paid by the Company totaled $355,375 in 1998.

     John G. Poole is entitled to receive a stipend as a director and liaison with investment banks of $42,000 per year. The Company paid Mr. Poole's $42,000 stipend in 1998. As of December 12, 1995, the Company and Mr. Poole agreed to a split dollar life insurance arrangement (Poole Arrangement). Pursuant to the Poole Arrangement, the Company agreed to maintain two universal type life policies on Mr. Poole. The Company will be reimbursed for the premiums it pays for such policies from either the death benefit of the policies or their cash surrender value. Mr. Poole has agreed with the Company that if the policy proceeds are insufficient to reimburse the Company for the full amount of premiums paid, Mr. Poole will pay the shortfall to the Company. The annual premiums paid by the Company totaled $116,453 in 1998.


Compensation Committee Interlocks and Insider Participation

     In January of 1994 through 1999, Charles E. Bradley, Sr., Chairman of the Board and a director of the Company, and Joseph C. Lawyer, President, Chief Executive Officer and a director of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation for 1994 through 1999. No other officer or employee of the Company participated in such deliberations regarding executive officer compensation for these years.

     See "Certain Relationships and Related Transactions" for a discussion of Mr. Bradley's relationship to Reunion, the Company's investment in Reunion, and the transactions which transpired between the Company and Reunion during 1995, 1996, 1997 and 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     As of March 1, 1999, the Company had (i) 289,677.4 shares of Common Stock outstanding, (ii) 2,249.0 shares of Class D Series A Preferred Stock, par value $.01 per share outstanding, (iii) 800.0 shares of Class D Series B Preferred Stock, par value $.01 per share outstanding and (iv) 1,510.0 shares of Class D Series C Preferred Stock, par value $.01 per share (the preferred stock described in clauses (ii)-(iv) being herein referred to as the "Preferred Stock"). The following table sets forth information, as of March 1, 1999, as to the beneficial and percentage ownership of each class of the Company's capital stock by (i) each person owning beneficially more than five percent of the outstanding shares of each class of the Company's outstanding capital stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and officers of the Company as a group. Except as otherwise indicated in the notes to the following table, each stockholder has sole voting and investment power with respect to the shares shown to be beneficially owned by such stockholder.

                                               Preferred Stock - Class D
                                             ------------------------------
                           Common Stock      Series A   Series B   Series C
                           ------------      --------   --------   --------
Charles E. Bradley, Sr.     140,946.6(1)     2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            48.3%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
John G. Poole               195,003.6(1)(4)  2,249.0(2)   800.0(2)  1,510.0(3)
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing            67.3%         100.0%     100.0%      100.0%
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
Stanwich Partners, Inc.     138,946.6(1)           -          -           -
One Stamford Landing        =========        =======     ======     =======
62 Southfield Ave.              48.0%              -          -           -
Stamford CT  06902          =========        =======     ======     =======
---------------------------------------------------------------------------
Cede & Co.                   46,790.0              -          -           -
55 Water Street             =========        =======     ======     =======
New York NY  10041              16.2%              -          -           -
                            =========        =======     ======     =======
---------------------------------------------------------------------------
Kimball J. Bradley           24,000.0              -          -           -
c/o Stanwich Partners, Inc. =========        =======     ======     =======
One Stamford Landing             8.3%              -          -           -
62 Southfield Ave.          =========        =======     ======     =======
Stamford CT  06902
---------------------------------------------------------------------------
Joseph C. Lawyer             18,094.0              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      6.2%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
Jack T. Croushore             4,065.4              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      1.4%              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
John M. Froehlich                30.0              -          -           -
c/o Chatwins Group, Inc.    =========        =======     ======     =======
300 Weyman Plaza, Suite 340      -  %              -          -           -
Pittsburgh PA  15236        =========        =======     ======     =======
---------------------------------------------------------------------------
All directors               243,193.0        2,249.0      800.0     1,510.0
  and officers              =========        =======     ======     =======
  as a group                    83.3%         100.0%     100.0%      100.0%
                            =========        =======     ======     =======

(1) Pursuant to the Securities Pledge Agreement, dated as of May 1, 1993 (Securities Pledge Agreement), Mr. Bradley pledged 127,799 shares of Common Stock to the Collateral Agent (as defined therein) for the benefit of the holders of the Senior Notes and Mr. Poole pledged 17,040 shares of Common Stock to secure the Company's obligations under the Indenture and the Senior Notes. In May of 1998, Mr. Bradley transferred 138,946.6 of his shares of the Company's common stock to the Charles E. Bradley, Sr. Family Limited Partnership (Bradley FLP) for estate planning purposes. The Bradley FLP has granted voting control over such shares to SPI, which in turn has granted voting control over such shares to Mr. Poole. Because Mr. Bradley no longer has voting control over such shares of the Company's common stock, a breach has occurred under the Securities Pledge Agreement (as defined in the Indenture). Because the Indenture is cross-covenanted to the Securities Pledge Agreement, such breach creates a default under the Indenture. The Indenture provides the aforementioned default will not mature into an Event of Default, as defined in the Indenture, subject to the remedies therein provided, including acceleration of the Senior Notes, until the Trustee under the Indenture or the holders of at least 25% or more of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after such notice. As of the date of this report, the Company had not received notice from either the Trustee or any Senior Note holders. In the event notice is received, the Company currently has an agreement in place that it believes would remedy each such default within the 30 day remedy period should it become necessary. However, there can be no assurance that an Event of Default will not result from this default.

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

(4) Includes 44,599.2 shares held by John Grier Poole Family Limited Partnership, established by Mr. Poole in 1995 for estate planning purposes, and of which Mr. Poole owns 1% and is the sole general partner. Pursuant to Rule 13d-3, Mr. Poole would be deemed to be the beneficial owner of these shares, with sole voting and dispositive power with respect thereto. Also includes 150,404.4 shares as to which Mr. Poole has voting rights, but no dispositive rights. Pursuant to Rule 13d-3, Mr. Poole would be deemed to be the beneficial owner of these shares, with sole voting power with respect thereto. See note (1) above.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

General

     Since the issuance of the Senior Notes, all transactions between the

Company and its affiliated entities, executive officers, directors or stockholders have been on terms which are no less favorable to the Company than the Company could obtain from non-affiliated parties as required by the terms of the Indenture and the Financing Agreement.

Ownership of Senior Notes by Management

     As of December 31, 1998, certain of the Company's executive officers and directors own Senior Notes of the Company, which were purchased in open market transactions, as shown in the following table.

             Name                                  Principal Amount
             ----                                  ----------------
      Charles E. Bradley..............................$2,000,000
      John M. Froehlich...................................55,000
      Joseph C. Lawyer....................................60,000
      John G. Poole....................................2,000,000
      Alan S. Wippman.....................................25,000


SPI Consulting Agreement

     The Company has entered into a consulting agreement with SPI, dated and effective as of March 31, 1993, as amended (as amended, the "Consulting Agreement"). Messrs. Bradley and Poole are the principals of SPI. Under the Consulting Agreement, the Company retains SPI to render consulting services within the field of financial planning and reporting. The Consulting Agreement was to expire on March 31, 1998, but has been extended for an additional five-year period to expire on March 31, 2003 unless terminated earlier by SPI on 30 days' notice. The Consulting Agreement provides for the payment of an annual consulting fee to SPI of $300,000, and the reimbursement of any reasonable and necessary out-of-pocket expenses incurred by SPI in connection with its performance under the Consulting Agreement. The Consulting Agreement provides that SPI's right to receive consulting fees is subordinated to the right of the holders of the Senior Notes to receive payments of principal and interest on the Senior Notes.

     Consulting fees expensed by the Company to SPI were $300,000 in 1998 in accordance with the Consulting Agreement. All consulting fees owed to SPI by the Company under the Consulting Agreement were paid in full at December 31, 1998.

Oneida Insurances

     Since its sale to Reunion by the Company in September 1995, Oneida has continued to obtain its property, casualty, and product and general liability insurance coverage through the Company. The rate was $24,600 per month for the first seven months of 1998 and $23,500 per month for the remainder of the year, which represented the cost of such insurance to the Company.

Rostone and CGII

     The Company owns 49% of CGII, which owned 100% of the outstanding preferred stock and fully diluted common stock of Rostone. Rostone compounds and molds thermoplastic polyester resin (bulk and sheet molding compound) primarily for the electrical distribution market and business machine market.

     On December 22, 1995, Rostone and Oneida entered into a merger agreement whereby Rostone was subsequently merged into Oneida, the Company's former plastics division which was sold to Reunion in September 1995, and, as the surviving corporation, Oneida's name was changed to Oneida Rostone Corp.
(ORC). In the merger, ORC acquired from CGII all of the issued and outstanding preferred and common stock of Rostone. The merger agreement provided for the payment of deferred merger proceeds of up to $4.0 million ($2.0 million in 1997 and $2.0 million in 1998) to CGII contingent upon Rostone's achieving specified levels of earnings before interest and taxes in 1996 and 1997. Rostone did not achieve the level of earnings before interest and taxes in either 1996 or 1997 as specified in the merger agreement for the payment of deferred merger proceeds in 1997 or 1998. As such, CGII will not receive any merger proceeds pursuant to the merger agreement.

     The Company made three loans to CGII; $1.5 million in December 1990, $1.35 million in December 1993 and $0.3 million in February 1994. Rostone's preferred stock was previously pledged by CGII to the Company to secure the Company's December 1993 loan of $1.35 million. As such, any merger proceeds were to be paid to the Company until the debt and related interest was paid in full. Over time, the Company had provided reserves for a substantial portion of the principal on its notes receivable from CGII and at December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.

     CGII's primary assets remaining after the sale of Rostone were two notes receivable, one of which was from Rostone, and a minimal amount of cash, the sum of which totaled $0.7 million at December 31, 1997. During 1998, the Company and CGII agreed that CGII's liabilities significantly exceeded its assets and it would not be able to repay its obligations to the Company. As a result, the Company agreed to exchanged its notes receivable from CGII for CGII's note receivable from Rostone which, plus accrued interest, totaled $0.5 million at December 31, 1998.

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

     In September 1993, the Company purchased all the shares of Common Stock owned by the obligors of the Stockholders Notes other than Messrs. Bradley and Poole. In connection with the Company's purchase of such shares, Messrs. Bradley and Poole assumed the obligations of such former stockholders under their respective Stockholder Notes. The amount outstanding at December 31, 1998 under (i) Mr. Bradley's Stockholder Note was $643,166, (ii) Mr. Poole's Stockholder Note was $206,704, and (iii) the two other Stockholder Notes assumed by Messrs. Bradley and Poole was $150,874.

King-Way Service Agreement

     On November 3, 1997, SAC acquired King-Way from the Kingston-Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Bradley, 42.5% by Mr. K.J. Bradley and 15% by Mr. Evans. Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

     SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. This right of first negotiation has since expired. The integration of King-Way's business into Auto-Lok's facility took place primarily during the second quarter of 1998. Through December 31, 1998, costs totaling $1,298,631 had been charged to King-Way under this agreement. At December 31, 1998, the Company had receivables totaling $780,000 from King-Way.

NAPTech Services Agreement

     In August 1998, the CPI division of the Company and NPS Acquisition Corp. (NPSAC), doing business as NAPTech Pressure Systems (NAPTech), entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees which approximate $29,000 per month.
NAPTech is wholly owned by Mr. Bradley and manufactures steel seamless pressure vessels. The NAPTech services agreement is for one year and may be renewed annually upon agreement by both the Company and NAPTech. At December 31, 1998, the Company had receivables totaling $148,000 from NAPTech. On August 25, 1998 the Company purchased from NAPTech $1.0 million of inventory usable by its CPI division in its normal course of business.

CPS Leasing

     During 1997 and 1998, the Company entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and a beneficial shareholder of the Company. During 1997 and 1998, the Company made lease payments totaling $39,112 and $209,989 to CPSL, respectively.

Robinson Incorporated

     During 1998, the Company's Europa division sold its interest in a West Virginia well to and collected other fees from Robinson Incorporated (Robinson) for a total of $100,000 in cash. Robinson is an oil and gas company operating in Oklahoma and is controlled by several members of the Company's executive management and board of directors.


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------
          (a)  Documents included in this report:

               The financial statements and financial statement schedules, listed below, are included in this Annual Report on Form 10-K as part of Part II, Item 8, and are incorporated by reference herein:

               1.  Financial Statements (pages F-1 through F-32)
               Report of Independent Accountants
               Consolidated Balance Sheet as of December 31, 1998 and 1997 Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996
               Consolidated Statement of Cash Flows for the years
                 ended December 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements

               2.  Financial Statement Schedules (Page S-1)
               Schedule II - Valuation and Qualifying Accounts and Reserves

               Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and related noted thereto.

               3.  Exhibits
               See pages E-1 through E-18 for a listing of exhibits filed with this report or incorporated by reference herein.

          (b)  Current reports on Form 8-K

               None filed during 1998.

                               SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.

                                                CHATWINS GROUP, INC.


                                                By: /s/
                                                   ----------------------
                                                      Joseph C. Lawyer
                                                     President and Chief
                                                      Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on this 26th day of March, 1999.

Signature                                           Title
---------                                           -----

/s/                                   Chairman of the Board and Director
---------------------------
    Charles E. Bradley, Sr.


/s/                                   President, Chief Executive Officer
---------------------------           and Director
    Joseph C. Lawyer


/s/                                   Director
---------------------------
    John G. Poole


/s/                                   Director
---------------------------
    Charles E. Bradley, Jr.


/s/                                   Vice President, Chief Financial Officer
---------------------------           and Treasurer (chief financial and
    John M. Froehlich                 accounting officer)

                        INDEX TO FINANCIAL STATEMENTS
                                                                      Page No.
                                                                      --------
Chatwins Group, Inc.:
---------------------
Report of Independent Accountants                                       F-1

Consolidated Balance Sheet as of December 31, 1998 and 1997             F-2

Consolidated Statement of Income for the years
  ended December 31, 1998, 1997 and 1996                                F-3

Consolidated Statement of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996                                F-4

Notes to Consolidated Financial Statements                              F-5




                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows, present fairly, in all material respects, the financial position of Chatwins Group, Inc. and its subsidiaries (Chatwins) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Chatwins' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 26, 1999

                             CHATWINS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
     ASSETS:
Cash and equivalents                             $    341            $    734
Receivables, net                                   38,340              34,246
Inventories (note 3)                               20,746              16,964
Other current assets                                4,734               4,687
                                                 --------            --------
     Total current assets                          64,161              56,631
Property, plant and equipment, net (note 4)        32,371              31,380
Investments (note 5)                                6,807              11,413
Due from related parties (note 14)                  1,403                 600
Goodwill, net (note 1)                              4,505               4,764
Other assets, net (note 6)                          8,119               6,481
                                                 --------            --------
Total assets                                     $117,366            $111,269
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facility (note 8)               $ 34,005            $ 26,061
Current maturities of debt (notes 2 and 9)         25,766                 700
Trade payables                                     20,444              16,239
Other current liabilities (note 7)                 10,286              11,412
                                                 --------            --------
     Total current liabilities                     90,501              54,412
Long-term debt (notes 2 and 9)                     25,737              50,723
Other liabilities                                   1,612               4,416
                                                 --------            --------
     Total liabilities                            117,850             109,551
                                                 --------            --------

Commitments and contingent liabilities (note 18)        -                   -
Minority interests (note 10)                          968               1,033
Redeemable preferred stock (note 11)                8,482               8,026
Warrant value (note 9)                                 14                 210

     Stockholders' equity (note 12):
Common stock (400,000 shares authorized,
  289,677 and 242,887 shares outstanding)               3                   3
Capital in excess of par value                      1,860               1,664
Treasury stock                                       (500)               (500)
Notes receivable from stockholders                 (1,001)             (1,001)
Accumulated other comprehensive income (losses)    (1,354)               (688)
Accumulated deficit                                (8,956)             (7,029)
                                                 --------            --------
     Total stockholders' equity                    (9,948)             (7,551)
                                                 --------            --------
Total liabilities and stockholders' equity       $117,366            $111,269
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               (in thousands, except share and per share data)

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Net sales                                        $191,586  $188,920  $153,480
Cost of sales                                     154,980   153,394   123,722
                                                 --------  --------  --------
  Gross profit                                     36,606    35,526    29,758
Selling, general and administrative                23,217    22,283    19,899
Other (income) expense, net                           629       436       275
Minority interests                                    (57)     (141)        -
                                                 --------  --------  --------
  Operating profit                                 12,817    12,948     9,584
Interest expense, net                              10,099     9,776     9,559
                                                 --------  --------  --------
Income before income taxes and
  equity income (loss) from affiliate               2,718     3,172        25
Provision for income taxes                          1,083       851         8
                                                 --------  --------  --------
Income before equity income (loss)
  from affiliate                                    1,635     2,321        17
Equity loss from continuing operations
  of affiliate, net of tax                         (2,677)     (224)     (549)
Equity income (loss) from discontinued
  operations of affiliate, net of tax                (429)      162        93
                                                 --------  --------  --------
  Net income (loss)                                (1,471)    2,259      (439)
  Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment              (666)        -      (269)
                                                 --------  --------  --------
  Comprehensive income (loss)                    $ (2,137) $  2,259  $   (708)
                                                 ========  ========  ========
Income (loss) applicable to common stock         $ (1,927) $  1,803  $   (895)
                                                 ========  ========  ========
  Earnings per common share - basic (note 13):
Before equity income (loss) from affiliate       $   4.45  $   7.68  $  (1.80)
Continuing operations of affiliate                 (10.10)    (0.92)    (2.26)
Discontinued operations of affiliate                (1.62)     0.66      0.38
                                                 --------  --------  --------
Earnings (loss) per common share - basic         $  (7.27) $   7.42  $  (3.68)
                                                 ========  ========  ========
Average equivalent shares outstanding - basic     265,088   242,887   242,887
                                                 ========  ========  ========
  Earnings per common share - diluted (note 13):
Before equity income (loss) from affiliate       $   4.03  $   6.37  $  (1.80)
Continuing operations of affiliate                  (9.14)    (0.77)    (2.26)
Discontinued operations of affiliate                (1.47)     0.56      0.38
                                                 --------  --------  --------
Earnings (loss) per common share - diluted       $  (6.58) $   6.16  $  (3.68)
                                                 ========  ========  ========
Average equivalent shares outstanding - diluted   292,887   292,887   242,887
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Cash flow from operating activities:
Net income (loss)                                $ (1,471) $  2,259  $   (439)
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                      3,922     3,438     3,279
  Amortization                                      1,235       955       984
  Provision for losses on inventories                   -       158       338
  Equity in net loss of affiliate                   3,106        62       456
  Changes in assets and liabilities:
      Decrease (increase) in receivables           (4,094)   (7,841)    3,553
      Decrease (increase) in inventories           (3,782)      (97)      381
      Decrease (increase) in other current assets     (47)     (343)      909
      Increase (decrease) in trade payables
        and other current liabilities               3,079     5,909    (3,612)
      Net change in other assets and liabilities   (5,042)     (884)   (2,357)
                                                 --------  --------  --------
Cash provided by (used in) operating activities    (3,094)    3,616     3,492
                                                 --------  --------  --------
  Cash flow from investing activities:
Capital expenditures                               (5,095)   (5,044)   (4,704)
Investment in joint venture                          (100)        -      (150)
Receipts from related parties                           -         -     3,664
                                                 --------  --------  --------
Cash used in investing activities                  (5,195)   (5,044)   (1,190)
                                                 --------  --------  --------
  Cash flow from financing activities:
Repayments of debt                                    (48)      (47)      (48)
Repayments to related parties                           -      (579)   (2,737)
Revolving credit facilities borrowings            191,281   180,115   159,449
Revolving credit facilities repayments           (183,337) (177,683) (158,967)
                                                 --------  --------  --------
Cash provided by (used in) financing activities     7,896     1,806    (2,303)
                                                 --------  --------  --------
Net increase (decrease) in cash and equivalents      (393)      378        (1)
Cash and equivalents, beginning of year               734       356       357
                                                 --------  --------  --------
Cash and equivalents, end of year                $    341  $    734  $    356
                                                 ========  ========  ========
  Supplemental cash flow information:
Interest paid                                    $  9,211  $  9,226  $  8,938
                                                 ========  ========  ========
Income taxes paid (refunded)                     $   (139) $    205  $     53
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies

Nature of Business

     Chatwins Group, Inc. (Company), is composed of six divisions and two foreign subsidiaries that design, manufacture and market metal products and an oil and gas division. The Company's principal products include large, seamless pressure vessels for highly pressurized gases; high quality steel and aluminum grating; industrial hydraulic and pneumatic cylinders; high quality, roll-formed and structural storage racks; industrial cranes; large mill equipment; and cold-rolled steel leaf springs. The Company's metals manufacturing divisions accounted for substantially all of the Company's net sales in 1998 and 1997. See note 19.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Investments in other companies over which the Company does not have control, less than a 50% equity interest, and in which the Company has the ability to exercise significant influence over operating or financial policies are accounted for by the equity method. See note 5.

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

Accounts Receivable

     Accounts receivable are net of $715,000 and $734,000 in allowance for doubtful accounts at December 31, 1998 and 1997, respectively. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

Inventories

     Inventories are stated at the lower of cost or market, with cost being determined on the "last-in, first-out" (LIFO) method of inventory valuation for approximately 81% and 78% of total inventories at December 31, 1998 and 1997, respectively, and on the "first-in, first-out" (FIFO) method for the remaining inventories. See note 3.

Other Current Assets

     Other current assets are primarily comprised of current deferred taxes, net assets, and prepaid expenses. See note 17.

Property, Plant and Equipment

     Properties for the manufacturing businesses are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are as follows: 25 to 40 for buildings and improvements; 7 to 12 for machinery and equipment; 5 to 8 for computer systems; 7 to 10 for furniture and fixtures. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to income. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

     Oil and gas properties are accounted for by the full-cost method whereby all exploration and development costs are capitalized. Depreciation and depletion are provided based on a unit-of-production method. Dispositions of properties are treated as reductions of the cost pool and no gain or loss is recognized subject to certain limitations.

Goodwill

     The excess of the purchase consideration over the fair value of the assets acquired is being amortized generally over 20 years using the straight-line method. Accumulated amortization of goodwill at December 31, 1998 and 1997, is $1,987,000 and $1,710,000, respectively.

Other Assets

     Other assets primarily include capitalized debt issuance costs on presently outstanding debt, which are being amortized ratably to interest expense over the term of the related debt agreements and the cash surrender value of life insurance policies. See note 6.

Revenue Recognition

     Sales are recorded primarily as products are shipped and services are rendered. The percentage-of-completion method of accounting is used at one division for orders with long cycle times. Under this method, income is recognized as work on contracts progresses. The percentage of work completed is determined principally by comparing the accumulated costs to date with management's current estimate of costs to contract completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. At the time when current estimates indicate a loss, the Company provides currently for the total amount of the estimated loss.

     The following long-term contract amounts are included in accounts receivable at December 31, 1998 and 1997 (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Uncompleted contract costs over related billings $ 10,556            $  6,820
Uncompleted contract billings over related costs   (5,297)             (3,499)
                                                 --------            --------
                                                 $  5,259            $  3,321
                                                 ========            ========

Foreign Currency Translation

     At December 31, 1998 and 1997, the Company had two majority-owned, consolidated foreign subsidiaries; Klemp de Mexico S.A de C.V (Klemp de Mexico) and Shanghai Klemp Metal Products Co., Ltd. (Shanghai Klemp). Prior to 1997, the financial statements of Klemp de Mexico were measured using the Mexican peso. Effective January 1, 1997, Mexico was deemed to be a highly inflationary economy and the functional currency for the financial statements of Klemp de Mexico changed from the Mexican peso to the U.S. dollar. Effective January 1, 1999, Mexico emerged from highly inflationary status. Therefore, the functional currency for Klemp de Mexico's financial statements returned to the peso. The devaluation of the peso during 1998 had a negative impact on the financial position, results of operations and comprehensive earnings of the Company. See notes 10 and 12.

     Shanghai Klemp's financial statements are measured using the Chinese Renminbi (RMB). Therefore, its assets and liabilities are translated at the exchange rate in effect at the end of a period. Income statement amounts are translated at the average rate of exchange prevailing during each month in the reporting period. Translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income (loss). Transaction gains and losses resulting from foreign currency transactions, if any, are included in income currently. See notes 10 and 12.

Earnings per share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. The Warrants (see notes 9 and 13) are dilutive common shares under the treasury stock method, which assumes they are exercised at the beginning of the period.


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


Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to 1998 classifications.


Note 2:   Factors Potentially Affecting Future Liquidity

Senior Note Purchase Offer

     The Company has $50 million of Senior Notes due May 3, 2003 outstanding at December 31, 1998. When the Company acquired the Reunion common stock on June 20, 1995, it agreed with the Trustee of the Senior Notes to a first supplemental indenture pursuant to which the Company issued the Senior Notes (Indenture). Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25 million, or half, of the outstanding Senior Notes from Noteholders on each of June 1, 1999 and 2000 at par value plus unpaid interest to the purchase date. The full principal amount of the first purchase offer is classified as current maturities of long-term debt in the Company's consolidated balance sheet at December 31, 1998. The Company's failure to fulfill its obligations under this purchase offer would constitute a failure to pay principal under the Indenture and result in an Event of Default. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event resulting in the immediate vesting in the Collateral Agent of the voting rights of the approximately 43% of the Company's common stock and rights to dividends and distributions in respect of the Pledged Collateral securing its obligations under the Senior Notes. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes mey, by written notice to the Company, declare an acceleration of the Senior Notes. The Company currently has a commitment from a national financial institution that, pursuant to certain actions by the Company and its majority shareholder, it will fund the Company's obligation to purchase Senior Notes, if any, on the June 1, 1999 purchase date should the Company's then available liquidity be insufficient to do so. As of the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date. However, there can be no assurances that a Realization Event or Event of Default will not occur. See notes 5 and 9.

Defaults Under Indenture

     In May of 1998, the Company executed a joint venture agreement with two other non-affiliated companies, one U.S. and one Chinese, pursuant to which the Company contributed $100,000 for a 10% equity interest in Suzhou Grating Co., Ltd., a Chinese manufacturing company. See note 5. This investment constitutes a default under the Indenture.

     In May of 1998, Charles E. Bradley, Sr., Chairman of the Board then the majority shareholder of the Company (Mr. Bradley), transferred all of his shares of the Company's common stock to the Charles E. Bradley, Sr. Family Limited Partnership (Bradley FLP) for estate planning purposes. The Bradley FLP has granted voting control over such shares to SPI, which in turn has granted voting control over such shares to Mr. John G. Poole, a director of the Company and current majority beneficial shareholder of the Company (Mr. Poole). Because Mr. Bradley no longer has voting control over such shares of the Company's common stock, a breach has occurred under the Securities Pledge Agreement (as defined in the Indenture). Because the Indenture is cross-covenanted to the Securities Pledge Agreement, such breach creates a default under the Indenture.

     The Indenture provides that neither of the aforementioned defaults will mature into an Event of Default, as defined in the Indenture, subject to the remedies therein provided, including acceleration of the Senior Notes, until the Trustee under the Indenture or the holders of at least 25% or more of the Senior Notes notify the Company of the default and the default remains unremedied for thirty (30) days after such notice. As of the date of this report, the Company had not received notice from either the Trustee or any Senior Note holders. In the event notice is received, the Company currently has agreements in place that it believes would remedy each such default within the 30 day remedy period should it become necessary. However, there can be no assurance that an Event of Default will not result from these defaults.


Note 3:   Inventories

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Raw material                                     $  8,228            $  7,679
Work-in-process                                     6,018               5,678
Finished goods                                      7,374               4,501
                                                 --------            --------
  Gross inventories                                21,620              17,858
Less:   LIFO reserves                                (874)               (894)
                                                 --------            --------
  Inventories                                    $ 20,746            $ 16,964
                                                 ========            ========

Note 4:   Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Land                                             $  2,091            $  2,091
Oil and gas properties                              1,601               1,686
Buildings and improvements                         12,948              13,223
Machinery and equipment                            33,124              29,442
Computer systems                                    5,013               4,714
Furniture and fixtures                              1,552               1,386
Construction-in-progress                            2,855               1,884
                                                 --------            --------
  Property, plant and equipment                    59,184              54,426
Less:   Accumulated depreciation and depletion    (26,813)            (23,046)
                                                 --------            --------
  Property, plant and equipment, net             $ 32,371            $ 31,380
                                                 ========            ========


Note 5:   Investments

Investments are comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Reunion common stock                             $  6,224            $ 10,930
Warrants to purchase Reunion common stock             483                 483
Investment in Suzhou                                  100                   -
                                                 --------            --------
  Investments                                    $  6,807            $ 11,413
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

     The Company's investment in Reunion is being accounted for under the equity method of accounting.  The Company's share of Reunion's operating results for 1998, 1997 and 1996 is included in the accompanying consolidated statement of income  and other comprehensive income as equity income (loss)
from operations of affiliate.  As previously reported by Reunion, on April 24,
1998, a jury in state district court in Harris County, Texas returned jury verdict findings against Reunion related to a November 1995 contract for the sale of all outstanding shares of capital stock of Reunion's wholly owned oil and gas subsidiary to Bargo.  The jury found that Bargo had a right to terminate the November 1995 stock purchase agreement with Reunion and that
Reunion fraudulently induced Bargo into entering into the agreement.  In July

1998, the court entered judgement affirming the $5.0 million punitive damages jury verdict and awarded approximately $3.0 million in attorneys' fees and costs. Reunion maintained at trial and continues to maintain that all requirements to closing under the contract were met, and that Bargo was required to close the transaction. Reunion's management continues to maintain that no evidence sufficient to support a jury finding of fraud or related punitive damages was presented at trial. Reunion has filed a bond which suspends execution on the judgment while it appeals. Reunion has filed a formal notice of appeal and intends to file its appeal as soon as possible. However, although Reunion's management believes, based on consultation with counsel, that it is more likely than not that the judgment will be overturned on appeal, Reunion recorded an accrual of $8.8 million for the amount of the judgment by a charge to its continuing operations for 1998 in accordance with generally accepted accounting principles. In addition, according to Reunion's financial advisor, its Bargo legal liability is a deduction of $8.8 million to Reunion's equity value. The Company's results of operations for the year ended December 31, 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by this action. Reunion has indicated that, if the judgment is not overturned on appeal, and the possible merger with the Company and related refinancing do not occur, Reunion would be obligated to seek alternative funding sources, possibly including a sale of assets.

     Certain summarized financial information related to Reunion for the years ended December 31, 1998 and 1997 is set forth below (in thousands):

                                                           1998       1997
                                                         --------   --------
     Current assets                                      $ 23,202   $ 24,207
                                                         ========   ========
     Other assets                                        $ 51,672   $ 47,852
                                                         ========   ========
     Current liabilities                                 $ 36,119   $ 28,034
                                                         ========   ========
     Other liabilities                                   $ 19,909   $ 15,568
                                                         ========   ========
     Shareholders' equity                                $ 16,239   $ 28,317
                                                         ========   ========
     Net sales                                           $ 97,318   $ 93,378
                                                         ========   ========
     Operating income                                    $  1,495   $  2,513
                                                         ========   ========
     Loss from continuing operations                     $(10,440)  $   (981)
                                                         ========   ========
     Income (loss) from discontinued operations          $ (1,710)  $    710
                                                         ========   ========
     Net loss                                            $(12,383)  $   (271)
                                                         ========   ========


Suzhou Grating Co. Ltd.

     In May 1998, the Company entered into a joint venture agreement with Nantong Grating Composite Materials Co. Ltd. (Nantong) and American Grating, Inc. (American Grating) to create a sino-foreign equity joint venture known as Suzhou Grating Co., Ltd. (Suzhou). Nantong is an independently owned manufacturing company organized under the laws of the PRC. American Grating is a privately held U.S. corporation incorporated in the state of California. The Company's 10% investment in Suzhou is accounted for under the cost method. This investment constitutes a default under the Indenture. See note 2.


Note 6:   Other Assets

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Deferred financing costs (net of accumulated
  amortization of $2,067 and $2,324)             $  2,525            $  2,043
Cash surrender value of life insurance policies     2,381               1,975
Other                                               3,213               2,463
                                                 --------            --------
  Total other assets                             $  8,119            $  6,481
                                                 ========            ========

Note 7:   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Accrued wages and benefits                       $  3,438            $  4,186
Accrued pension costs (note 15)                       295                 322
Accrued postretirement benefits (note 15)           1,021                 971
Accrued interest                                    1,306               1,089
Other                                               4,226               4,844
                                                 --------            --------
  Total other current liabilities                $ 10,286            $ 11,412
                                                 ========            ========


Note 8:   Revolving Credit Facility

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

     Contemporaneously with the execution of the Financing Agreement on October 30, 1998, the Company borrowed a total of $28.9 million under the NationsBank Facility, $28.1 million of which was used to repay, in total, borrowings, interest and fees under the Company's then existing revolving credit facility (Congress Facility) with Congress Financial Corporation (Congress) and $0.8 million of which was placed on deposit with Congress as cash collateral for unexpired letters of credit. Such cash collateral will be returned to the Company upon the expirations of the related letters of credit. The Company and Congress agreed to terminate the Congress Facility upon execution of the Financing Agreement. On November 2, 1998, the Company borrowed an additional $3.25 million under the NationsBank Facility to fund its semiannual interest payment on the Senior Notes. See notes 2 and 9.

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility. Financial covenants in the NationsBank Facility include an adjusted earnings before interest, taxes, depreciation and amortization excluding amortization of deferred financing costs (NationsBank EBITDA) to fixed charge coverage ratio and an indebtedness to cash flow ratio, calculations of which are defined in the Financing Agreement. Generally all amounts for calculation of the ratios are derived from domestic operations and NationsBank EBITDA is adjusted for domestic capital expenditures. Beginning on December 31, 1998, these covenants require the Company to maintain a rolling twelve-month minimum adjusted NationsBank EBITDA to fixed charge coverage ratio of 1.2:1 and a maximum indebtedness to cash flow ratio of 5.0:1. At December 31, 1998 such ratios were 1.3:1 and 4.9:1, respectively, and complied with the Financing Agreement. The Company was also in compliance with all other representations, warranties and covenants at December 31, 1998. Borrowings outstanding under the NationsBank Facility at December 31, 1998 totaled $34.0 million and the weighted average rate for borrowing was 7.5%. Borrowings under the Congress Facility bore interest at an annual rate of the Philadelphia National Bank Prime Rate plus 1.5% which, at the time of its termination, was 10.0%.

     For all 1998, the blended effective rate for combined average outstanding borrowings of $28.2 million under both the Congress Facility and the NationsBank Facility was 10.1%. For 1997, the effective rate for average outstanding borrowings of $24.4 million under the Congress Facility was 10.7%.

Note 9:   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
13% Senior Notes due May 1, 2003 (net of
  unamortized discount of $76 and $100)(1)       $ 49,924            $ 49,900
Note payable due May 1, 2001(2)                       680                 680
Other                                                 899                 843
                                                 --------            --------
  Total long-term debt                             51,503              51,423
Current maturities                                (25,766)               (700)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 25,737            $ 50,723
                                                 ========            ========


(1) - In May 1993, the Company issued the Senior Notes and 50,000 warrants (Warrants) to purchase 50,000 shares of the Company's common stock. The Senior Notes bear interest at 13% per year. Interest is payable semiannually in arrears on May 1 and November 1 of each year. The Senior Notes mature on May 1, 2003 and are redeemable at the option of the Company in whole or in part at any time on or after May 1, 1998. The Company is required to redeem $12.5 million principal amount of the Senior Notes on each of May 1, 2000, May 1, 2001 and May 1, 2002, at face value plus interest accrued. The Company is required to offer to purchase $25 million of the Senior Notes on each of June 1, 1999 and June 1, 2000 at face value plus accrued interest. See note
2. The maximum potential principal amount of the June 1, 1999 purchase offer is classified as current maturities of long term debt in the Company's consolidated balance sheet at December 31, 1998. The Senior Notes rank senior in right of payment to all current and future subordinated indebtedness and pari passu in right of payment to all current and future senior indebtedness of the Company, subject, however, to NationsBank's security interests in certain assets of the Company under the NationsBank Facility. See note 8.
The Senior Notes are secured by a pledge of approximately 43% of the outstanding common stock of the Company. At December 31, 1998, an aggregate of $4,140,000 of Senior Notes were held by various executive officers and directors of the Company, which were purchased in open market transactions.

     Each Warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $.01 per share. The Warrants were not exercisable except upon the occurrence of certain trigger events as defined in the warrant agreement or, if no trigger event had occurred prior to May 3, 1998, upon the Company's failure to consummate a repurchase offer due to a payment blockage, both as defined in the warrant agreement. No trigger event had occurred through May 3, 1998 and a payment blockage existed on such date, resulting in the Warrants becoming exercisable as of May 3, 1998. Consistent with the warrant agreement, the Company notified holders of the Warrants of the existence of a payment blockage and that the Warrants were exercisable. As of December 31, 1998, 46,790 Warrants had been exercised resulting in the issuance of 46,790 shares of the Company's common stock. As of the date of this report, remaining Warrants which have not been exercised remain exercisable. See note 12.

(2) - Note payable due May 1, 2001 represents a loan agreement related to an industrial development revenue bond issue by Orem City, Utah. Interest is payable quarterly at 62% of the prevailing prime rate. During 1998, the effective interest rate under this note payable was 5.2%

     Aggregate maturities of long-term debt for the next five years are as follows (in thousands):

                             Year ended December 31,
 Total        1999        2000        2001        2002        2003
-------     -------     -------     -------     -------     -------
$51,503     $25,766     $25,010     $   727     $     -     $     -
=======     =======     =======     =======     =======     =======


Note 10: Foreign Currencies, International Subsidiaries and Minority Interests

FOREIGN CURRENCIES

     Export sales to foreign countries from the Company's U.S. locations are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the functional currencies of the countries to which the Company's domestic locations export, which vary significantly from year to year, are minimal.

     Sales of Klemp de Mexico and Shanghai Klemp are almost entirely within the countries in which they are located and are denominated in each location's functional currency; the peso in Mexico and the renminbi (RMB) in China. Accordingly, transaction loss exposure to the Company from fluctuations in each location's functional currency are minimal.

INTERNATIONAL SUBSIDIARIES AND MINORITY INTERESTS

     At December 31, 1998, the Company had approximately $3.6 million invested in Klemp de Mexico and approximately $1.9 million invested in Shanghai Klemp. The Company considers its investments in these international subsidiaries to be long-term in nature. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide day-to-day operating funds to the foreign operations nor does the Company guarantee any foreign indebtedness.

Klemp de Mexico

     The Company's Mexican grating subsidiary, Klemp de mexico, is owned 85% by the Company and 15% by Mr. Kimball J. Bradley, Senior Vive President and shareholder of the Company and son of Mr. Bradley. During 1996, Klemp de Mexico, entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications. As Klemp de Mexico has a 50.1% interest in CFI-Klemp, CFI-Klemp is consolidated with Klemp de Mexico for financial reporting purposes. Their joint venture partner's 49.9% interest is included in minority interest in the Company's consolidated balance sheet at December 31, 1998 and 1997.

     Total sales related to Klemp de Mexico included in the Company's consolidated statement of income for the years ended December 31, 1998, 1997 and 1996, were $4.7 million, $3.7 million and $3 million, respectively. Klemp de Mexico's sales for 1998, 1997 and 1996 included $1.7 million, $1.2 million and $0.7 million, respectively, related to CFI-Klemp. Klemp de Mexico had losses before taxes for the years ended December 31, 1998, 1997 and 1996 of approximately $0.2 million, $0.4 million and $0.1 million, respectively. Included in Klemp de Mexico's 1998 and 1997 results were $6,000 and $51,000, respectively, of losses before taxes related to CFI-Klemp. CFI-Klemp had no income or loss for 1996. During 1998 and 1997, losses allocated to the minority interest were $6,000 and $51,000, respectively.

     Effective January 1, 1997, Mexico's economy was classified as highly inflationary as defined in SFAS 52 due primarily to the substantial inflation in Mexico over 1995 and 1996, which was approximately 60% and 30%, respectively. During 1997, inflation in Mexico subsided substantially and the peso devalued minimally; from 7.84 pesos/$1.00 at December 31, 1996 to 8.07 pesos/$1.00 at December 31, 1997. However, during 1998, even though inflation remained relatively stable, the peso devalued almost 25% against the U.S. dollar; from 8.07 pesos/$1.00 at December 31, 1997 to almost 10.00 pesos/$1.00 at December 31, 1998. This devaluation of the peso had a negative impact on the Company's investment in Klemp de Mexico, resulting in translation losses charged to earnings during 1998 of $150,000 and an increase in the cumulative translation adjustment account in accumulated other comprehensive losses in equity of $666,000. On a sensitivity basis, additional devaluations of the peso, if any, of the magnitude seen during 1998 can be expected to have a similar impact on the future financial position and operating results, including comprehensive earnings, of the Company. At December 31, 1998, 1997 and 1996, accumulated other comprehensive losses shown as a separate component of stockholders' equity totaled $1,354,000, $688,000 and $688,000, respectively. Effective January 1, 1999, Mexico emerged from highly inflationary status. As such, future fluctuations in the value of the peso against the U.S. dollar will be recorded as adjustments to comprehensive earnings and the cumulative translation adjustment account in equity.

Shanghai Klemp

     The Company's 65% interest in Shanghai Klemp is consolidated for financial reporting purposes. The joint venture partners' interests are included in minority interests in the Company's consolidated balance sheet at December 31, 1998 and 1997. During 1998 and 1997, Shanghai Klemp had sales of $2.4 million and $0.7 million, respectively, and losses before taxes of $95,000 and $167,000, respectively. Production began in late December 1996 and its results were insignificant. During 1998 and 1997, losses allocated to the minority interests were $51,000 and $90,000, respectively.

     Impacts on the Company due to foreign currency rate fluctuations in China have been insignificant. Since establishing the joint venture, the RMB has remained stable at approximately 8.3 RMB/$1.00. However, fluctuations in the RMB against the U.S. dollar could have a significant impact on the financial position, operating results and comprehensive earnings of the Company, primarily in the form of translation effects. On a sensitivity basis, a 10% devaluation in the value of the RMB at December 31, 1998 would be estimated by the Company to have an approximate $20,000 negative impact on the cumulative translation adjustment in equity.

Note 11:   Redeemable Preferred Stock

     The Company has one class of preferred stock, which has a par value of $.01 per share and contains redemption privileges and obligations. The Class D, Series A and B preferred stock is held of record by KSB Acquisition Corp., the former owner of the corporate predecessor-in-interest to the Klemp and Steelcraft divisions of the Company, of which Messrs. Bradley and Poole are the sole executive officers and directors. The Class D, Series C preferred stock is held of record by Hanna Investment Corp., the former owner of the corporate predecessor-in-interest to the Hanna division of the Company, of which Messrs. Bradley and Poole are the sole executive officers and Mr. Poole is the sole director. The outstanding preferred stock activity consisted of (in thousands):

                                           Class D
                               --------------------------------
                               Series A    Series B    Series C      Total
                               --------    --------    --------    --------
Balance at January 1, 1996     $  3,691    $  1,411    $  2,012    $  7,114
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1996      3,916       1,491       2,163       7,570
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1997      4,141       1,571       2,314       8,026
Accretions                          225          80         151         456
                               --------    --------    --------    --------
Balance at December 31, 1998   $  4,366    $  1,651    $  2,465    $  8,482
                               ========    ========    ========    ========

     The Class D preferred stock is entitled to receive preferential and cumulative dividends at an annual rate of $100 per share. In liquidation, Class D preferred stock is entitled to a preference in the amount of $1,000 per share plus an amount equal to the dividends accumulated but unpaid to the date of final payment or dissolution and is not entitled to vote, except as may be required by law. The Company has the option to redeem any or all of the shares of Class D preferred stock, and the holders have the option to require the Company to redeem all (but not less than all) of the shares, unless restricted by law of the Company's financing agreements. Both the Indenture and NationsBank Financing Agreement restrict the Company from preferred stock redemptions. The redemption price is $1,000 per share plus an amount equal to the dividends accumulated but unpaid on the date of the redemption.

     The authorized, issued and outstanding preferred stock at December 31, 1998, 1997 and 1996 consisted of 2,249 shares of Class D, Series A; 800 shares of Class D, Series B; and 1,510 shares of Class D, Series C.

     The Company is not permitted to reissue any shares of its preferred stock that have been redeemed, and all such shares redeemed shall cease to be a part of the authorized shares of the Company. Additionally, the covenants in the Indenture place restrictions on dividend payments and redemptions of shares. Such payments and redemptions are limited to approximately 50% of net income, as defined, from the issuance date of the Senior Notes, provided that the Company meets an interest coverage ratio (as defined) of at least 2 to 1 for the four full fiscal quarters immediately preceding any proposed payments prior to May 1, 1996, a ratio of 2.25 to 1 for proposed payments from May 1, 1996, to May 1, 1999, and a ratio of 2.5 to 1 for proposed payments thereafter. The Company's interest coverage ratio for 1998 was 1.84 to 1.

     Redeemable preferred stocks are being accreted by a charge against retained earnings for the accumulated but unpaid dividends on such stock. At December 31, 1998 and 1997, dividends in arrears were $3,923,000 and $3,467,000, respectively.

Note 12:  Stockholders' Equity

     In September 1993, 38,412 shares of common stock were acquired by the Company from two stockholders for $500,000. In February 1994, the Company acquired 2,697 shares of its common stock from one stockholder of the Company for $.01 per share. Such reacquired stock is being held as treasury stock.

     The majority of the Company's stock is beneficially owned by the two principals of Stanwich Partners, Inc. (SPI), a company engaged in consulting services within the field of financial planning and reporting. Such principals have pledged approximately 50% of the total outstanding shares of the Company to the Senior Notes collateral agent for the benefit of the holders of the Senior Notes.
     The following represents all activity in stockholders' equity for the 3-year period ended December 31, 1998 (in thousands):

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Par value of common stock, January 1
    and December 31                              $      3  $      3  $      3
                                                 ========  ========  ========
  Treasury stock, January 1 and December 31      $  (500)  $   (500) $   (500)
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $  1,664  $  1,664  $  1,664
Warrant exercises (note 9)                            196         -         -
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $  1,860  $  1,664  $  1,664
                                                 ========  ========  ========
  Stockholder notes receivable, January 1
    and December 31                              $ (1,001) $ (1,001) $ (1,001)
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $ (7,029) $ (8,832) $ (7,937)
Net income (loss)                                  (1,471)    2,259      (439)
Preferred stock accretions (note 11)                 (456)     (456)     (456)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $ (8,956) $ (7,029) $ (8,832)
                                                 ========  ========  ========
  Accumulated other comprehensive
    loss, January 1                              $   (688) $   (688) $   (419)
Foreign currency translation adjustment (note 10)    (666)        -      (269)
                                                 --------  --------  --------
  Accumulated other comprehensive
    loss, December 31                            $ (1,354) $   (688) $   (688)
                                                 ========  ========  ========
  Total stockholders' equity,
    January 1                                    $ (7,551) $ (9,354) $ (8,190)
Warrant exercises                                     196         -         -
Net income (loss)                                  (1,471)    2,259      (439)
Preferred stock accretions                           (456)     (456)     (456)
Foreign currency translation adjustment              (666)        -      (269)
                                                 --------  --------  --------
  Total stockholders' equity,
    December 31                                  $ (9,948) $ (7,551) $ (9,354)
                                                 ========  ========  ========

Note 13:  Earnings per Common Share

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands, except share and per share amounts):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 1998:
Net loss                                       $ (1,471)
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS               (1,927)  265,088  $ (7.27)
                                                                   =======
Dilutive effect of Warrants                                27,799
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $ (1,927)  292,887  $ (6.58)
                                               ========  ========  =======
     Year ended December 31, 1997:
Net income                                     $  2,259
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                1,803   242,887  $  7.42
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  1,803   292,887  $  6.16
                                               ========  ========  =======
     Year ended December 31, 1996:
Net loss                                       $   (439)
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic and diluted EPS $   (895)  242,887  $ (3.68)
                                               ========  ========  =======

     For 1996, assumed exercise of the Warrants has an anti-dilutive effect on per-share income from continuing operations. Therefore, basic and diluted EPS are the same for 1996. For a discussion of the Warrants and preferred stock dividend accretions, see notes 9 and 13, respectively.


Note 14:  Other Related-Party Transactions

SPI Consulting Agreement

     The Company has maintained various consulting agreements with SPI under which $300,000 was recorded as expense during each of the years ended December
31, 1998, 1997 and 1996, respectively.  Messrs. Bradley and Poole are the principals of SPI.  The consulting agreement was to expire on March 31, 1998, but has been extended for an additional five-year period to expire on March
31, 2003 unless terminated by SPI with 30 days' notice.  Under the consulting agreement, the Company retains SPI to render consulting services in the field
of financial planning and reporting.  Annual payments are permitted on this agreement as long as the Company meets an interest coverage ratio of at least
1.5 to 1 for the prior 4 full fiscal quarters.  All amounts owed to SPI from the Company have been paid in full at December 31, 1998 and 1997.

King-Way Service Agreement

     On November 3, 1997, Stanwich Acquisition Corporation (SAC) acquired King-Way Material Handling (King-Way) from the Kingston-Warren Corporation for a purchase price of $18.1 million. SAC is a privately-held company whose common stock is owned 42.5% by Mr. Bradley, 42.5% by Mr. K.J. Bradley and 15% by Mr. Evans. Similar to Auto-Lok, King-way is in the business of producing industrial and commercial storage racks and materials handling systems.

     SAC and Auto-Lok entered into a service agreement pursuant to which King-Way would utilize Auto-Lok's surplus capacity in exchange for fees approximately equal to Auto-Lok's costs of providing the surplus capacity plus a right of first negotiation to acquire King-Way from SAC. This right of first negotiation has since expired. The integration of King-Way's business into Auto-Lok's facility took place primarily during the second quarter of 1998. Through December 31, 1998, costs totaling $1,298,631 had been charged to King-Way under this agreement. At December 31, 1998, the Company had receivables totaling $780,000 from King-Way.

NAPTech Services Agreement

     On August 25, 1998, NPSAC acquired NAPTech from the Shaw Group for a purchase price of $8.4 million. NPSAC is wholly owned by Mr. Bradley. Like the Company's CPI division, NAPTech manufactures steel seamless pressure vessels.

     In August 1998, the CPI division of the Company and NPSAC entered into a services agreement pursuant to which CPI would provide certain administrative services to NAPTech for cash fees which approximate $29,000 per month, the estimated cost to CPI for providing such services. NAPTech is wholly owned by Mr. Bradley and manufactures steel seamless pressure vessels. The NAPTech services agreement is for one year and may be renewed annually upon agreement by both the Company and NAPTech. At December 31, 1998, the Company had receivables totaling $148,000 from NAPTech. On August 25, 1998 the Company purchased from NAPTech $1.0 million of inventory usable by its CPI division in its normal course of business.

CPS Leasing

     During 1997 and 1998, the Company entered into thirteen operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and a beneficial shareholder of the Company. During 1997 and 1998, the Company made lease payments totaling $39,112 and $209,989 to CPSL, respectively.

CGI Investment Corp.

     In April 1990, the Company acquired a 49% interest in CGI Investment
Corp. (CGII), a company controlled by SPI.  The principals of SPI are also the majority beneficial owners of the Company.  Since April 1990, the Company has
made loans to CGII of $1.5 million, $1.35 million and $299,000.  None of the principal or accrued interest thereon has been repaid under these obligations.
Over time, the Company had provided reserves for a substantial portion of the principal on its notes receivable from CGII and at December 31, 1997, the net carrying value of the Company's investment in CGII common stock and net notes receivable was $0.6 million.

     CGII's primary assets were two notes receivable from affiliates of the Company, and a minimal amount of cash, the sum of which totaled $0.7 million at December 31, 1997. During 1998, the Company and CGII agreed that CGII's liabilities significantly exceeded its assets and it would not be able to repay its obligations to the Company. As a result, the Company agreed to exchanged its notes receivable from CGII for CGII's note receivable from Rostone which, plus accrued interest, totaled $0.5 million at December 31, 1998. The difference was provided for currently.


Robinson Incorporated

     During 1998, the Company's Europa division sold its interest in a West Virginia well to and collected other fees from Robinson Incorporated (Robinson) for a total of $100,000 in cash. Robinson is an oil and gas company operating in Oklahoma and is controlled by several members of the Company's executive management and board of directors.


Note 15:  Pension and Other Postretirement Benefit Plans

PENSION PLANS

     The Company has various retirement plans that cover substantially all of its employees. Included in these plans is one noncontributory, defined benefit plan, benefits under which are based solely on continuous years of service and are not affected by changes in compensation rates.

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


OTHER POSTRETIREMENT PLANS

     The Company maintains various postretirement healthcare and life insurance benefit plans for certain active and retired employees. Covered active and retired employees include those of one operating division of the Company and, pursuant to a November 1997 plan amendment which became effective January 1, 1998, employees of the Company's Corporate Executive Payroll (as defined in the plan document).

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

     Postretirement healthcare benefits for eligible active and retired (none as of December 31, 1998) employees of the Company's Corporate Executive Payroll are paid for by the Company and subject to various retiree cost-sharing features. Postretirement healthcare benefits for Corporate Executive Payroll employees terminate when the retiree becomes Medicare eligible. Postretirement life insurance benefits for eligible active and retired (none as of December 31, 1998) employees of the Company's Corporate Payroll are paid for by the Company and are based on the employee's annual base salary at retirement. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been funded. Contributions to the plans by the Company equal benefits paid.

     The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans but, rather, standardizes disclosures and eliminates those that are no longer useful.

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 1998 and 1997 and the funded status at December 31, 1998 and 1997 of the Company's pension and other postretirement benefit plans (in thousands):

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 1998        1997         1998        1997
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,002    $  1,800     $    919    $  1,345
Service cost                        108          96           28          45
Interest cost                       128         120           65         105
Plan amendment                        -           -            -         (54)
Actuarial loss (gain)                14          96          (29)       (480)
Benefits paid                      (118)       (110)         (39)        (42)
                               --------    --------     --------    --------
Benefit obligation, ending     $  2,134    $  2,002     $    944    $    919
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,365    $  1,104     $      -    $      -
Actual return                        80         221            -           -
Company contribution                165         150           39          42
Benefits paid                      (118)       (110)         (39)        (42)
                               --------    --------     --------    --------
Fair value, ending             $  1,492    $  1,365     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    642    $    637     $    944    $    919
  Unrecognized costs:
Prior service costs                 (69)        (76)           8           -
Net (loss) gain                    (229)       (178)         705         738
Transition obligation               (49)        (61)        (636)       (686)
                               --------    --------     --------    --------
Accrued benefit cost           $    295    $    322     $  1,021    $    971
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------   ----------------------
                               1998    1997    1996     1998    1997    1996
                              ------  ------  ------   ------  ------  ------
Benefits earned during year   $  108  $   96  $   93   $   28  $   45  $   54
Interest cost                    128     120     107       65     105      90
  Amortization of:
Prior service cost                 8       7       2        -       -       -
Unrecognized net loss (gain)       -       3       7      (52)    (10)    (10)
Unrecognized net obligation       12      12      12       50      49      53
Expected return on plan assets  (118)    (93)    (79)       -       -       -
                              ------  ------  ------   ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs                 138     145     142   $   91  $  189  $  187
                                                       ======  ======  ======
Defined contribution plan cost 1,039   1,038   1,104
Multiemployer plan cost           43      19      17
                              ------  ------  ------
  Net periodic pension costs  $1,220  $1,202  $1,263
                              ======  ======  ======

     Assumptions used to develop the pension cost and projected benefit obligation for the defined benefit pension plan for the following years ended December 31 are as follows:
                                                   1998      1997      1996
                                                 --------  --------  --------
Discount rate (net periodic pension costs)          6.75%      7.0%      7.0%
                                                 ========  ========  ========
Discount rate (projected benefit obligations)       6.75%     6.75%      7.0%
                                                 ========  ========  ========
Expected rate of return on plan assets              8.25%      8.0%      8.0%
                                                 ========  ========  ========

     For the calculation of the net periodic pension costs to be recorded in 1999, the expected rate of return on plan assets was held at 8.25%.

     Assumptions used to develop the net periodic postretirement benefit costs and accumulated postretirement benefit obligations for the following years ended December 31 are as follows:
                                                   1998      1997      1996
                                                 --------  --------  --------
Discount rate (postretirement benefit cost)         6.75%      8.0%      8.0%
                                                 ========  ========  ========
Discount rate (postretirement benefit obligation)   6.75%      7.5%      8.0%
                                                 ========  ========  ========
Healthcare cost trend rate (postretirement
  benefit cost)                                      3.0%      8.0%      8.0%
                                                 ========  ========  ========
Healthcare cost trend rate (postretirement
  benefit obligation)                                3.0%      3.0%      8.0%
                                                 ========  ========  ========
Rate of compensation increase                        2.0%      2.0%      2.0%
                                                 ========  ========  ========

     USX administers the postretirement healthcare plans for the eligible employees of the operating division of the Company previously owned by USX and bills the Company for its share of the postretirement costs related to the Company's retirees covered by the plans. During 1997, the Company's actuary reviewed several years of rates charged to the Company by USX for retiree medical coverage and, as a result, elected to reduce the applicable healthcare cost trend rate for all years subsequent to 1997 to 3%. This reduction in healthcare cost trend rate resulted in a reduction in the Company's accumulated postretirement benefit obligation and an increase in the unrecognized net gain from December 31, 1996 to December 31, 1997 and a reduction in the net periodic postretirement benefit cost for 1998. A one percentage point increase in the assumed healthcare cost trend rate would increase the benefit obligation at December 31, 1998 by approximately $104,000, increase projected 1999 net periodic cost by approximately $26,000 and increase the total of the service and interest cost components by approximately $14,000. Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would result in approximate decreases in each by $86,000, $21,000 and $11,000, respectively.


Note 16:  Leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 1998, were as follows (in thousands):

                       Year ended December 31,
 Total      1999      2000      2001      2002      2003      After 2003
-------    ------    ------    ------    ------    ------     ----------
$13,073    $2,613    $2,280    $1,964    $1,281    $1,070       $3,865
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense for the years ended December 31, 1998, 1997 and 1996, amounted to $2,685,000, $2,290,000 and $1,407,000, respectively.


Note 17:  Income Taxes

     The tax provision comprises the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Current:
Federal                                          $      -  $     91  $     16
State and local                                         -        48         9
                                                 --------  --------  --------
  Total                                                 -       139        25
                                                 --------  --------  --------
  Deferred:
Federal                                             1,083       712       (17)
                                                 --------  --------  --------
  Total                                             1,083       712       (17)
                                                 --------  --------  --------
  Total tax provision                            $  1,083  $    851  $      8
                                                 ========  ========  ========

     The Company's effective income tax rate, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $    924  $  1,078  $      9
Net change in valuation allowance                       -      (360)        -
State and local income taxes                            -        48         9
Goodwill                                               49        25        51
Foreign sales corporation dividends                   (20)      (59)      (52)
Other - net                                           130       119        (9)
                                                 --------  --------  --------
  Total tax provision                            $  1,083  $    851  $      8
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Income from continuing operations                $  1,083  $    851  $      8
Equity loss from continuing operations
  of affiliate                                     (1,379)     (149)     (366)
Equity income (loss) from discontinued
  operations of affiliate                            (221)      108        63
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $   (517) $    810  $   (295)
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Depreciation                                     $ (3,210)           $ (3,503)
Inventory basis differences                        (1,285)               (389)
Other                                              (1,217)             (1,131)
                                                 --------            --------
  Deferred tax liabilities                         (5,712)             (5,023)
                                                 --------            --------
Loss carryforwards (NOLs)                           4,589               1,262
Book reserves                                       2,070               3,835
Deferred compensation                                 196                 408
Tax credit carryforwards                              759                 720
Unicap adjustments                                    235                 240
Other                                                 316                 494
                                                 --------            --------
  Deferred tax assets                               8,165               6,959
Less:  Valuation allowance                           (640)               (640)
                                                 --------            --------
  Deferred tax assets, net                          7,525               6,319
                                                 --------            --------
  Deferred taxes, net asset                      $  1,813            $  1,296
                                                 ========            ========

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. Based on its 1997 review, the Company reduced the valuation allowance by $360,000 in 1997. Based on rates in effect at December 31, 1998 and after consideration of the valuation allowance, approximately $4.5 million of future taxable income is required prior to expiration of the Company's NOL and credit carryforwards for full realization of net deferred tax assets. The Company believes that its future taxable income will be sufficient for full realization of the deferred tax assets.

     At December 31, 1998, the Company had net operating loss carryforwards for tax return reporting purposes of approximately $5.8 million, of which $1.4 million expires in 2008, $1.2 million expires in 2011 and $3.2 million expires in 2018. The availability of these carryforwards may be subject to limitations imposed by the Internal Revenue Code.

     The current and noncurrent classifications of the deferred tax balances are as follows (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
  Current:
Deferred tax assets                              $  2,966            $  4,754
Deferred tax liabilities                           (1,285)               (400)
Less:  Valuation allowance                           (232)               (460)
                                                 --------            --------
  Current deferred taxes, net asset                 1,449               3,894
                                                 --------            --------
  Noncurrent:
Deferred tax assets                                 5,199               2,205
Deferred tax liabilities                           (4,427)             (4,623)
Less:  Valuation allowance                           (408)               (180)
                                                 --------            --------
  Noncurrent deferred taxes,
    net asset (liability)                             364              (2,598)
                                                 --------            --------
  Deferred taxes, net asset                      $  1,813            $  1,296
                                                 ========            ========

     At December 31, 1998, the consolidated balance sheet included deferred tax assets of $1.4 million and $0.4 million in other current assets and other assets, respectively. At December 31, 1997, the consolidated balance sheet included deferred tax assets of $3.9 million in other current assets and deferred tax liabilities of $2.6 million in other liabilities.

     A U.S. federal corporate income tax return examination has been completed for the Company's 1995 tax year. The Company believes adequate provisions for income taxes have been recorded for all years.

Note 18:  Commitments and Contingent Liabilities

     In June 1993, the U.S. Customs Service (Customs) made a demand on the Company's former industrial rubber distribution division for $612,948.30 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following the Company's initial response raising various arguments in defense,including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968.00 and reiterating that demand in October 1997. The Company restated its position and continues to decline payment of the claim. Should the claim not be resolved, Customs threatens suit in the International Court of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.

     The Company is involved in various other litigation matters in the ordinary course of business. In the opinion of management, settlement of these and other contingent matters will not have any material effect on the Company's financial position, results of operations or liquidity. The Company does not have any adverse commitments at December 31, 1998.


Note 19:   Segment Disclosures and Related Information

     The Company considers its separately identifiable divisions to be its reportable segments pursuant to the management approach. The following represents a description of each division.

     Alliance - Alliance, located in Alliance, Ohio, designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.

     Auto-Lok - Auto-Lok, located in Atlanta, Georgia, manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.

     CPI - CPI, located in McKeesport, Pennsylvania, specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.

     Hanna - Hanna, with locations in Chicago, Illinois and Milwaukee, Wisconsin, designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.

     Klemp - Klemp, a multi-location division, is a highly diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities. Klemp's manufacturing and fabrication facilities are located in Libertyville, Illinois (recently relocated from Chicago, Illinois), Orem, Utah, Liberty, Missouri, Dallas, Texas, Dayton, Texas and Pittsburgh, Pennsylvania. Results of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp operating segment. See note 10.

     Steelcraft - Steelcraft, located in Miami, Oklahoma, manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.

     The Company manufactures its products in the United States (U.S.), Mexico and China. Of the Company's $191.6 million of consolidated net sales for 1998, $184.5 million (96%) were sales from the production of U.S. locations, $4.7 million (3%) were from Klemp de Mexico and $2.4 million (1%) were from Shanghai Klemp. Products manufactured in the U.S. are primarily sold throughout the U.S.; usually within the major geographic region of the country where the production facility is located. However, of the $184.5 million of net sales from domestic locations, $12.0 million were export sales to other countries ($5.3 million to the Far East; $3.5 million to Latin and South America; $1.8 million to the U.K.; and $1.4 million to Canada).

     During 1998, no customer accounted for more than 10% of the net sales of the Company. Individual divisions of the Company have had customers in certain calendar years that have accounted for in excess of 10% of that division's net sales. This occurs principally at CPI, Alliance, the Brooks operation of Hanna and Auto-Lok due to the large contract nature of their businesses, and commonly occurs for different customers from one year to the next.

     The following represents the disaggregation of financial data at and for the years ended December 31, 1998 and 1997 (in thousands except for related notes)(unaudited):

                                                        Total        Capital
                          Net Sales     EBITDA(1)     Assets(2)      Spending
                          ---------     ---------     ---------     ---------
  Year ended
    December 31, 1998:
Alliance                   $ 41,982      $  2,485      $ 18,111      $    232
Auto-Lok                     25,794         1,775        10,645           400
CPI                          28,284         6,003        20,117         1,421
Hanna                        34,458         5,714        17,544           214
Klemp                        57,003         2,627        32,439         2,731
Steelcraft                    3,960           644         1,651            10
Europa                          105            62         1,106            15
Headquarters                      -        (2,007)       15,753            72
                           --------      --------      --------      --------
  Totals                   $191,586        17,303      $117,366      $  5,095
                           ========                    ========      ========
Depreciation and amortization              (5,157)
Interest expense(3)                        (9,428)
                                         --------
  Income before income taxes             $  2,718
                                         ========
  Year ended
    December 31, 1997:
Alliance                   $ 43,791      $  3,817      $ 14,872      $    265
Auto-Lok                     26,524           899        10,054           716
CPI                          28,171         5,882        17,071         1,446
Hanna                        33,420         4,721        15,916           229
Klemp                        52,501         2,952        29,545         2,350
Steelcraft                    4,378           889         1,705            14
Europa                          135            29         1,326             -
Headquarters                      -        (2,398)       20,780            24
                           --------      --------      --------      --------
  Totals                   $188,920        16,791      $111,269      $  5,044
                           ========                    ========      ========
Depreciation and amortization              (4,393)
Interest expense(3)                        (9,226)
                                         --------
  Income before income taxes             $  3,172
                                         ========
  Year ended
    December 31, 1996:
Alliance                   $ 28,091      $  1,546      $ 12,662      $    326
Auto-Lok                     16,864          (154)        7,860           525
CPI                          25,107         5,377        16,236         1,493
Hanna                        29,617         3,127        15,972           391
Klemp                        49,643         4,012        25,115         1,653
Steelcraft                    4,010           771         1,766            45
Europa                          148            94         1,433           100
Headquarters                      -        (1,558)       20,286           171
                           --------      --------      --------      --------
  Totals                   $153,480        13,215      $101,330      $  4,704
                           ========                    ========      ========
Depreciation and amortization              (4,263)
Interest expense(3)                        (8,927)
                                         --------
  Income before income taxes             $     25
                                         ========

(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance.

(2) Headquarters total assets at December 31, 1998 and 1997 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock. See note 5.

(3) Excludes amortization of debt issuance expenses of $671,000, $550,000 and $632,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 1999 appearing on page F-1 of this Annual Report on Form 10-K of Chatwins Group, Inc., and its subsidiaries, also included an audit of the Financial Statement Schedule below. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 26, 1999


                             CHATWINS GROUP, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 1998:
Allowance for doubtful
  accounts              $  734      $  338    $   -       $  357 (1)    $  715
Product warranty           288         572        -          636 (2)       224
Accrued self insurance   1,337       1,453       72 (4)    1,663 (3)     1,199

  Year ended
    December 31, 1997:
Allowance for doubtful
  accounts              $  922      $  347    $   -       $  535 (1)    $  734
Product warranty           365         818        -          895 (2)       288
Accrued self insurance   1,167       1,774        -        1,604 (3)     1,337

  Year ended
    December 31, 1996:
Allowance for doubtful
  accounts              $  733      $  449    $   -       $  260 (1)    $  922
Product warranty           434         725        -          794 (2)       365
Accrued self insurance   1,255       1,804        -        1,892 (3)     1,167
_________________________
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Product warranty claims honored during the year.
(3)  Self insurance payments made during the year.
(4)  Reserve transfer.

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

   4.5(a)       Global Note No. 1, dated as of May 3,
                1993, issued by Chatwins Group, Inc.
                to The Depository Trust Company and
                registered in the name of Cede & Co.
                in the principal amount of $49,000,000.               4.5

   4.6(a)       Senior Note No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. in the principal
                amount of $1,000,000.                                 4.6

   4.7(a)       Form of Certificated Senior Notes
                issued pursuant to the Indenture,
                dated May 1, 1993, by and between
                Chatwins Group, Inc. and The First
                National Bank of Boston.                              4.7

   4.8(a)       Warrant Agreement, dated as of May 1,
                1993, by and between Chatwins Group,
                Inc. and The First National Bank of
                Boston, as warrant agent.                             4.8

   4.9(a)       Global Warrant No. 1, dated as of
                May 3, 1993, issued by Chatwins Group,
                Inc. to The Depository Trust Company
                and registered in the name of
                Cede & Co. for 49,000 Warrants.                       4.9

   4.10(a)      Warrant No. 2, dated May 3, 1993,
                issued by Chatwins Group, Inc. to
                Streamview & Co. for 1,000 Warrants.                  4.10

   4.11(a)      Form of Certificated Warrants issued
                pursuant to the Warrant Agreement, by
                and between Chatwins Group, Inc. and
                The First National Bank of Boston,
                as warrant agent.                                     4.11

   4.12(a)      Exchange and Registration Rights
                Agreement, dated as of May 1, 1993,
                by and between Chatwins Group, Inc.
                and Bear, Stearns & Co. Inc.                          4.12

   4.13(e)      Availability A Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $20,000,000.                                       4.13

   4.14(e)      Availability C Component Note, dated
                March 4, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $1,000,000.                                        4.14

   4.15(a)      Loan Agreement, dated as of May 1,
                1981, by and between Orem City, Utah
                and Klemp Corporation relating to
                $680,000 Orem City, Utah Industrial
                Development Revenue Bonds, Series A
                (Klemp Corporation Project).                          4.15

   4.16(a)      Promissory Note, dated May 5, 1981,
                from Klemp Corporation to Orem City,
                Utah in the principal amount of
                $680,000 due May 1, 2001.                             4.16

   4.17(a)      Promissory Note, dated June 30, 1989,
                issued by Alli Acquisition Corp. to
                the Pension Benefit Guaranty
                Corporation, with guarantee of Chatwins
                Group, Inc. annexed thereto.                          4.17

   4.18(a)      Note Payment Agreement, dated as of
                June 26, 1989, between Alli Acquisition
                Corp. and the Pension Benefit Guaranty
                Corporation.                                          4.18

   4.19(c)      Availability B Component Note, dated
                April 1, 1994, issued by Chatwins
                Group, Inc. to Congress Financial
                Corporation, in the principal amount
                of $800,000.                                          4.19

   4.20(a)      Non-Negotiable Promissory Note, dated
                January 9, 1989, issued by Chatwins
                Group, Inc. to John P. Nasci in the
                principal amount of $600,000.                         4.20

   4.21(a)      Form of Promissory Note, dated May 3,
                1993, issued by Chatwins Group, Inc.
                to certain management employees in
                connection with termination of Chatwins
                Group, Inc.'s performance unit plans.                 4.21

   4.22(a)      Form of Senior Exchange Note to be
                issued pursuant the Indenture, dated
                May 1, 1993, by and between Chatwins
                Group, Inc. and The First National
                Bank of Boston, as trustee.                           4.22

   4.23(l)      Amendment No. 5 to Loan and Security
                Agreement dated May 1, 1996, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.23

   4.24(l)      Third Amended and Restated
                Availability A Promissory Note
                by Chatwins Group, Inc. payable
                to Congress Financial Corporation
                in the principal amount of $27,500,000.               4.24

   4.25(o)      Amendment No. 6 to Loan and Security
                Agreement dated November 1, 1996,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.25

   4.26(p)      Fourth Amended and Restated Availability A
                Promissory Note dated May 1, 1997 between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.26

   4.27(i)      Promissory Note of Chatwins Group,
                Inc. in the principal amount of
                $5,800,000 issued to Parkdale
                Holdings Corporation, N.V.                            4.27

   4.28(i)      Guaranty, dated June 20, 1995, from
                Charles E. Bradley, Sr. to and in favor
                of Parkdale Holdings Corporation, N.V.                4.28

   4.29(i)      Promissory Note of Chatwins Group, Inc.
                in the principal amount of $200,000
                issued to P. Dean Gesterkamp.                         4.29

   4.30(i)      Amendment No. 1 to Loan and Security
                Agreement and Consent, dated June 20,
                1995, between Congress Financial
                Corporation and Chatwins Group, Inc.                  4.30

   4.31(i)      Amended and Restated Availability A
                Promissory Note by Chatwins Group,
                Inc., payable to Congress Financial
                Corporation in the principal amount
                of $26,000,000.                                       4.31

   4.32(i)      First Supplemental Indenture and Waiver
                of Covenants of Indenture between The
                First National Bank of Boston as
                trustee and Chatwins Group, Inc.                      4.32

   4.33(i)      Second Supplemental Indenture between
                Chatwins Group, Inc. and the Trustee.                 4.33

   4.34(i)      Allonge to Senior Note.                               4.34

   4.35(j)      Amendment No. 2 to Loan and Security
                Agreement dated September 14, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.35

   4.36(j)      Allonge to Promissory Note of Chatwins
                Group, Inc. in the principal amount of
                $5,800,000 issued to Parkdale Holdings
                Corporation, N.V.                                     4.36

   4.37(k)      Amendment No. 3 to Loan and Security
                Agreement, dated October 18, 1995,
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.37

   4.38(k)      Second Amended and Restated
                Availability A Promissory Note,
                dated October 18, 1995, between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.38

   4.39(m)      Amendment No. 4 to Loan and Security
                Agreement dated December 29, 1995
                between Chatwins Group, Inc. and
                Congress Financial Corporation.                       4.39

   4.40(m)      Second Allonge dated January 31, 1996
                to Promissory Note of Chatwins Group,
                Inc. in the amount of $5,800,000 issued
                to Parkdale Holdings Corporation, N.V.,
                purchased by Charles E. Bradley, Sr.                  4.40

   4.41(m)      Subordination Agreement dated February
                2, 1996 between Chatwins Group, Inc.
                and Congress Financial Corporation.                   4.41

   4.42(m)      Notification Letter dated October 26,
                1995 regarding purchase of Gesterkamp
                Note by Franklin Myers.                               4.42

   4.43(p)      Amendment No. 7 to Loan and Security
                Agreement dated May 1, 1997 between
                Chatwins Group, Inc. and Congress
                Financial Corporation.                                4.43

   4.44(r)      Financing and Security Agreement dated
                as of October 30, 1998 by and among
                Chatwins Group, Inc. and NationsBank, N.A.            4.44

   10.1(a)      Securities Pledge Agreement, dated May
                1, 1993, among Chatwins Group, Inc.,
                Charles E. Bradley, John G. Poole and
                The First National Bank of Boston.                   10.1

   10.2(e)      Guarantee, dated March 4, 1994, from
                Charles E. Bradley to Congress
                Financial Corporation.                               10.2

   10.3         Intentionally left blank.

   10.4(e)      Agreement, dated as of September 2,
                1993, among Chatwins Group, Inc.,
                Lawrence A. Siebert, Charles E. Bradley
                and John G. Poole.                                   10.4

   10.5(e)      Agreement, dated as of September 2,
                1993, among Chatwins Group, Inc.,
                John S. Hall, Charles E. Bradley
                and John G. Poole.                                   10.5

   10.6(h)      Collective Bargaining Agreement,
                dated December 8, 1997, by and between
                Arrowhead Grating & Metalworks, Inc.
                division of Klemp and Operating
                Engineers Local No. 101.                             10.6

   10.7(n)      Agreement, dated June 1, 1996, between
                CP Industries, Inc. and United
                Steelworkers of America on behalf of
                Local #1514-01.                                      10.7

   10.8(n)      Agreement, dated June 1, 1996, between
                CP Industries, Inc. and United
                Steelworkers of America on behalf of
                Local #1514.                                         10.8

   10.9(a)      Agreement, effective May 1, 1992,
                between Shopmen's Local Union No. 473
                of the International Association of

                Bridge, Structural and Ornamental
                Iron Workers (Affiliated AFL-CIO)
                and Klemp Corporation.                               10.9

   10.10(a)     Consulting Agreement, dated and
                effective as of March 31, 1993, between
                Chatwins Group, Inc. and Stanwich
                Partners, Inc.                                       10.10

   10.11(a)     Amendment No. 1 to Consulting
                Agreement, dated as of April 16, 1993,
                between Chatwins Group, Inc. and
                Stanwich Partners, Inc.                              10.11

   10.12(q)     Long Term Agreement effective
                August 1, 1997, by and between
                T.J. Brooks Company and
                John Deere Horicon.                                  10.12

   10.13 -
   10.15        Intentionally left blank.

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

   10.38(m)     Joint Venture Agreement dated December
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

   11.1         Statement of Computation of
                per Share Earnings.                        E-15

   12.1         Statement of Computation of Ratios.        E-16

   21.1         Subsidiaries of Chatwins Group, Inc.       E-17

   27           Financial Data Schedule                    E-18
_________________________

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

(c) Previously filed as an Exhibit to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-63274) filed on July 30, 1993.

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

(p) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1997 for the quarterly period ended March 31, 1997.

(q) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1998 for the quarterly period ended March 31, 1998.

(r) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 13, 1998 for the quarterly period ended September 30, 1998.