Form 10-Q
period 1999-03-31
CHATWINS GROUP INC
filed 1999-05-14
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

At April 30, 1999, 289,787 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 24.
                             Page 1 of 29 pages.

==============================================================================

                             CHATWINS GROUP, INC.

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION


          Item 1.  Financial Statements


          Condensed Consolidated Balance Sheet at
            March 31, 1999 and December 31, 1998                          3


          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three months ended
            March 31, 1999 and 1998                                       4


          Condensed Consolidated Statement of Cash Flows for
            the three months ended March 31, 1999 and 1998                5


          Notes to Condensed Consolidated Financial Statements            6


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       11


          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   21




PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of
                     Security Holders                                    22


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits                                         22


                   (b)  Reports on Form 8-K                              22




SIGNATURES                                                               23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 1999 AND DECEMBER 31, 1998
                                (in thousands)


                                              At March 31,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    184            $    341
Receivables, net                                   36,930              38,340
Inventories, net (note 2)                          19,959              20,746
Other current assets                                6,468               4,734
                                                 --------            --------
     Total current assets                          63,541              64,161

Property, plant and equipment, net                 32,246              32,371
Investments, net                                    6,166               6,807
Due from related parties                            1,882               1,403
Goodwill, net                                       4,434               4,505
Other assets, net                                   6,159               8,119
                                                 --------            --------
Total assets                                     $114,428            $117,366
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $ 33,606            $ 34,005
Current maturities of debt                         25,769              25,766
Trade payables                                     17,859              20,444
Other current liabilities                          10,966              10,286
                                                 --------            --------
     Total current liabilities                     88,200              90,501

Senior notes due 2003, net                         24,968              24,962
Other long-term debt                                  728                 775
Other liabilities                                   1,229               1,612
                                                 --------            --------
     Total liabilities                            115,125             117,850

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                    996                 968
Redeemable preferred stock                          8,596               8,482
Warrant value                                          14                  14
Stockholders' equity (note 3)                     (10,303)             (9,948)
                                                 --------            --------
Total liabilities and stockholders' equity       $114,428            $117,366
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            (in thousands, except share and per share information)
                                 (unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             1999        1998
                                                          -------     -------
Net sales                                                 $46,364     $43,747
Cost of sales                                              37,412      34,652
                                                          -------     -------
  Gross profit                                              8,952       9,095
Selling, general & administrative                           5,664       5,811
Other expense, net                                            209          93
Minority interests                                             27          (2)
                                                          -------     -------
  Operating profit                                          3,052       3,193
Interest expense, net                                       2,475       2,437
                                                          -------     -------
Income before income taxes and equity income (loss)
  from operations of affiliate                                577         756
Provision for income taxes                                    230         307
                                                          -------     -------
Income before equity income (loss)
  from operations of affiliate                                347         449
Equity income (loss) from operations of affiliate            (423)         62
                                                          -------     -------
  Net income (loss)                                           (76)        511

  Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment                      (165)          -
                                                          -------     -------
  Comprehensive income (loss)                             $  (241)    $   511
                                                          =======     =======
Income (loss) applicable to common stock                  $  (190)    $   397
                                                          =======     =======
  Earnings per common share - basic:
Before equity income (loss) from affiliate                $  0.80     $  1.38
Operations of affiliate                                     (1.46)       0.25
                                                          -------     -------
Earnings (loss) per common share - basic                  $ (0.66)    $  1.63
                                                          =======     =======
Average equivalent shares outstanding - basic             289,677     242,887
                                                          =======     =======
  Earnings per common share - diluted:
Before equity income (loss) from affiliate                $  0.79     $  1.15
Operations of affiliate                                     (1.44)       0.21
                                                          -------     -------
Earnings (loss) per common share - diluted                $ (0.65)    $  1.36
                                                          =======     =======
Average equivalent shares outstanding - diluted           292,887     292,887
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1999        1998
                                                          -------     -------
  Cash flow from operating activities:
Net income (loss)                                         $   (76)    $   511
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                              1,013         988
  Amortization                                                362         225
  Minority share of losses                                     27          (2)
  Equity in net loss (income) of affiliate                    423         (62)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease in receivables                               1,410       2,101
      Decrease (increase) in inventories                      787      (3,480)
      Increase (decrease) in trade payables                (2,585)      2,121
      Net change in other assets and liabilities             (127)        119
                                                          -------     -------
Cash provided by operating activities                       1,234       2,521
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                         (944)     (1,057)
                                                          -------     -------
Cash used in investing activities                            (944)     (1,057)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Net change in revolving credit facilities                    (399)     (1,771)
                                                          -------     -------
Cash used in financing activities                            (447)     (1,819)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (157)       (355)
Cash and cash equivalents, beginning of year                  341         734
                                                          -------     -------
Cash and cash equivalents, end of period                  $   184     $   379
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                              At March 31,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 7,717             $ 8,228
Work-in-process                                     5,333               6,018
Finished goods                                      7,792               7,374
                                                  -------             -------
  Total inventories                                20,842              21,620
Less:  LIFO reserves                                 (883)               (874)
                                                  -------             -------
  Inventories, net                                $19,959             $20,746
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 1999 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes   Accum-     Trans-
               Common  sury    of Par   Receiv-  ulated     lation
               Stock   Stock   Value     able    Deficit    Adjmt.    Total
               ------  -----   -------  -------  --------  --------  --------
At January 1,
  1999            $ 3  $(500)   $1,860  $(1,001) $ (8,956) $ (1,354) $ (9,948)
  Activity
    (unaudited):
Net loss            -      -         -        -       (76)        -       (76)
Preferred stock
  accretions        -      -         -        -      (114)        -      (114)
Foreign currency
  translation
  adjustment        -      -         -        -         -      (165)     (165)
                  ---  -----    ------  -------  --------  --------  --------
At March 31,
  1999            $ 3  $(500)   $1,860  $(1,001) $ (9,146) $ (1,519) $(10,303)
                  ===  =====    ======  =======  ========  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 1999 and 1998 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended March 31, 1999:
Net loss                                       $    (76)
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                 (190)  289,677  $ (0.66)
                                                                   =======
Dilutive effect of Warrants                                 3,210
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $   (190)  292,887  $ (0.65)
                                               ========  ========  =======
     Three months ended March 31, 1998:
Net income                                     $    511
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  397   242,887  $  1.63
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    397   292,887  $  1.36
                                               ========  ========  =======

NOTE 4:  RELATED PARTY TRANSACTIONS

SPI Consulting Agreement

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $75,000 was expensed in each quarter ended March 31, 1999 and 1998.

CPS Leasing

     The Company has entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services and son of Charles E. Bradley Sr., Chairman of the Board, Director and shareholder of the Company (Mr. Bradley). During the first quarter of 1999, the Company made lease payments totaling $124,336 to CPSL.

Kingway

     Pursuant to a services agreement entered into between Stanwich Acquisition Corp., which is doing business as Kingway Material Handling Company (Kingway), and the Company, the Company provides Kingway with manufacturing facilities and overhead support with its surplus floor space at its Auto-Lok division in Acworth, GA. Kingway's common stock is wholly owned by directors, shareholders and/or members of the executive managements of the Company and Reunion. During the first quarter of 1999, costs totaling $231,863 were charged to Kingway under this services agreement. At March 31, 1999, the Company had receivables totaling $1,011,863 from Kingway.

NAPTech

     Pursuant to a services agreement entered into between NPS Acquisition Corp., which is doing business as NAPTech Pressure Systems (NAPTech), and the Company's CPI division, the Company provides certain administrative services to NAPTech. NAPtech's common stock is wholly owned by Mr. Bradley. During the first quarter of 1999, costs totaling $247,592 were charged to NAPTech under this services agreement. At March 31, 1999, the Company had receivables totaling $395,592 from NAPTech.

Oneida Insurances

     Oneida Rostone Corp., Reunion's plastic products segment, obtains its property, casualty, and product and general liability insurance coverage through the Company. During the first quarter of 1999, the rate for such insurance was $23,500 per month, which represented the approximate cost of such insurance to the Company.


NOTE 5:  COMMITMENTS AND CONTINGENT LIABILITIES

     In June 1993, the U.S. Customs Service (Customs) made a demand on the Company's former industrial rubber distribution division for $612,948 in marking duties pursuant to 19 U.S.C. Sec. 1592. The duties are claimed on importations of "unmarked" hose products from 1982 to 1986. Following the Company's initial response raising various arguments in defense,including expired statute of limitations, Customs responded in January 1997 by reducing its demand to $370,968 and reiterating that demand in October 1997. The Company restated its position and continues to decline payment of the claim.

Should the claim not be resolved, Customs threatens suit in the International Court of Claims. The Company continues to believe, based on consultation with counsel, that there are facts which raise a number of procedural and substantive defenses to this claim, which will be vigorously defended. There is no applicable insurance coverage.

     The Company is involved in various other litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at March 31, 1999.


NOTE 6:  OPERATING SEGMENT DISCLOSURES

     The Company considers its separately identifiable divisions to be its operating segments pursuant to the management approach. The following represents a description of each division and a disaggregation of certain financial information by operating segment.

     Alliance - Alliance, located in Alliance, Ohio, designs, engineers and manufactures cranes used in a wide range of steel and aluminum mill applications and large special purpose cranes used in marine and aerospace applications and heavy industrial plants. Alliance also manufactures lighter duty cranes for various industrial applications, coke oven machinery and other large steel-related fabrications. In recent years, Alliance has expanded and diversified its engineering and manufacturing capabilities to offer a variety of equipment and related engineering, fabrication, maintenance and repair services.
     Auto-Lok - Auto-Lok, located in Atlanta, Georgia, manufactures high quality roll formed and structural steel fabricated storage racks for industrial and commercial handling systems and general storage applications. In addition, Auto-Lok participates on larger contracts in the sale of total material handling systems through purchasing and reselling related components such as decking and carton flow devices, and subcontracting of rack erection.
     CPI - CPI, located in McKeesport, Pennsylvania, specializes in manufacturing large, seamless pressure vessels for the above ground storage and transportation of highly pressurized gases such as natural gas, hydrogen, nitrogen, oxygen and helium. These pressure vessels are provided to customers such as industrial gas producers and suppliers, the alternative fueled vehicle compressed natural gas fuel industry, chemical and petrochemical processing facilities, shipbuilders, NASA, public utilities and gas transportation companies.
     Hanna - Hanna, with locations in Chicago, Illinois and Milwaukee, Wisconsin, designs and manufactures a broad line of hydraulic and pneumatic cylinders, actuators, accumulators and manifolds. These products are used in a wide variety of industrial and mobile machinery and equipment requiring the application of force in a controlled and repetitive process. Hanna's specialty is custom cylinders in both small quantities packaged by its distributors with valves, pumps and controls as complete fluid power systems and large quantities sold directly to equipment manufacturers.
     Klemp - Klemp, a multi-location division, is a geographically diversified manufacturer of metal grating products. Klemp manufactures quality steel and aluminum bar grating products in a variety of sizes, configurations and finishes, and also custom fabricates bar grating products for specialized applications. Klemp products are sold for use in many industrial applications where a combination of strength, light weight, access and a free flow of air, heat, water or light is desired. Its products are used in water and wastewater treatment plants, railroad tank cars, petroleum storage facilities, aircraft, mines, roads, bridge decks and general manufacturing facilities. Klemp's manufacturing and fabrication facilities are located in Libertyville, Illinois (recently relocated from Chicago, Illinois), Orem, Utah, Liberty, Missouri, Dallas, Texas, Dayton, Texas and Pittsburgh, Pennsylvania. Results of Klemp de Mexico and Shanghai Klemp are reported as part of the Klemp operating segment.
     Steelcraft - Steelcraft, located in Miami, Oklahoma, manufactures and sells cold-rolled steel leaf springs. Its principal customers are manufacturers of trailers for boats, small utility vehicles and golf carts and makers of recreational vehicles and agricultural trailers.

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                       Total      Capital
                               Net Sales  EBITDA(1)   Assets     Spending
                               ---------  ---------  ---------  ---------
  Three months ended
    March 31, 1999:
Alliance                        $  7,666   $    395   $ 16,290   $     27
Auto-Lok                           8,975        878     10,914        115
CPI                                7,387      1,460     20,242        236
Hanna                              8,665      1,441     17,552        150
Klemp(2)                          12,694        495     32,825        331
Steelcraft                           950        138      1,840         73
Headquarters/Other                    27       (560)    14,765         12
                                --------   --------   --------   --------
  Totals                        $ 46,364      4,247   $114,428   $    944
                                ========              ========   ========
Depreciation and amortization                (1,375)
Interest expense(3)                          (2,295)
                                           --------
  Income before income taxes               $    577
                                           ========
  Three months ended
    March 31, 1998:
Alliance                        $  9,042   $    751   $ 13,464   $     91
Auto-Lok                           5,470        203     11,591         98
CPI                                5,764      1,162     17,147        267
Hanna                              8,383      1,369     16,301         49
Klemp(2)                          13,946      1,219     31,714        543
Steelcraft                         1,142        194      1,808          5
Headquarters/Other                     -       (612)    21,513          4
                                --------   --------   --------   --------
  Totals                        $ 43,747      4,286   $113,538   $  1,057
                                ========              ========   ========
Depreciation and amortization                (1,213)
Interest expense(3)                          (2,317)
                                           --------
  Income before income taxes               $    756
                                           ========

(1)  EBITDA is primary measure used by management in assessing performance.
(2)  Data of international subsidiaries are reported as part of Klemp.
(3) Excludes amortization of debt issuance expenses of $180,000 and $120,000 for the three month periods ended March 31, 1999 and 1998, respectively.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     The Company's organizational structure includes six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). Substantially all of the Company's operations relate to metal products.

     The Company's equity investment in Reunion is comprised of 1,450,000 shares of Reunion common stock constituting approximately 38% of the outstanding common stock of Reunion. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three month periods ended March 31, 1999 and 1998 as equity income (loss) from operations of affiliate. See "Delay in Possible Merger with Reunion" below.


RECENT DEVELOPMENTS

Delay in Possible Merger with Reunion

     On February 26, 1999, the Company announced that it had reinstituted merger discussions with Reunion and that the managements of both companies believed that additional identified financing sources would provide adequate funds for operations of the combined companies, including redemption of the Company's 13% Senior Notes due 2003 (Senior Notes) for which State Street Bank and Trust Company is trustee (Trustee). On April 1, 1999, the Company further announced that it has entered into a Merger Agreement, dated as of March 30, 1999, with Reunion pursuant to which the Company will merge with and into Reunion, with Reunion being the surviving corporation (Merger). The Merger will be consummated on the earliest practicable date after all of the conditions thereto have been waived or satisfied, including, among others, approval by Reunion's stockholders.

     In connection with and to satisfy a further condition to the Merger, Reunion is pursuing a high yield debt offering (Reunion Offering) the proceeds of which are intended in part to be used to redeem the entire aggregate principal amount of the Senior Notes at 104.33% of the outstanding principal amount of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date (Redemption Price) under Section 3.07 of the Indenture pursuant to which the Company issued the Senior Notes (Indenture) and paragraph 7 of the Senior Notes (Optional Redemption). The Company and Reunion have been informed by Reunion's investment banker that market conditions for high yield debt offerings for companies like Reunion (after giving effect to the Merger) are not favorable at this time. Therefore, the Reunion Offering will not be consummated prior to the designated closing date of the Merger, June 29, 1999, thereby delaying consummation of the Merger and the Optional Redemption that was to be accomplished with the proceeds of the Reunion Offering.

     Notwithstanding the anticipated delay of the Merger beyond June 29, 1999 the Company and, it has been informed, Reunion continue to deem the Merger to be in the best interests of their respective stockholders. Reunion has informed the Company that it intends to continue to pursue the Reunion Offering in the hope that market conditions will improve and will work with the Company in an effort to consummate the Merger within the next several months.

     Against the possibility that the Reunion Offering and Merger will be unduly delayed, the Company is simultaneously pursuing other long-term financing options in an amount sufficient to permit the Company to consummate an Optional Redemption of all the Senior Notes (Long-Term Financing) and is also considering a sale of a portion of its assets (Asset Sale). If the Company is successful in obtaining Long-Term Financing or in consummating an Asset Sale, the Company intends to consummate an Optional Redemption of all the Senior Notes at the Redemption Price. Although no binding commitment has been secured, the Company's senior secured lender has expressed an interest in providing up to $25 million of the Long-Term Financing through an amendment to the Company's existing secured revolving credit facility subject to (i) the Company obtaining the balance of the funds needed from other sources and (ii) the financing from other sources being senior unsecured or subordinate indebtedness. There can be no assurance that the Reunion Offering, the Long-Term Financing or an Asset Sale will be consummated and, therefore, there can be no assurance that an Optional Redemption will occur.

     See "Senior Note Purchase Offer" below and "Factors Potentially Affecting Future Liquidity."

Senior Note Purchase Offer

     The Company has $50 million of Senior Notes due May 3, 2003 outstanding. When the Company acquired the Reunion common stock on June 20, 1995, it agreed with the Trustee of the Senior Notes to a first supplemental indenture. Pursuant to this supplemental indenture, the Company agreed to offer to purchase $25 million, or half, of the outstanding Senior Notes from Noteholders on each of June 1, 1999 (Purchase Offer) and 2000 at par value plus unpaid interest to the purchase date. The full principal amount of the Purchase Offer is classified as current maturities of long-term debt in the Company's consolidated balance sheet at March 31, 1999.

     Pursuant to its obligations under the Indenture, on May 12, 1999, the Company issued a notice that it is offering to purchase up to $25.0 million of Senior Notes on June 1, 1999. The Company further notified Senior Note holders and the Trustee that, in the absence of consummation of the Merger and Reunion Offering, an Asset Sale and/or a Long-Term Financing, the Company does not expect to have sufficient liquidity on the Purchase Date to consummate the Purchase Offer if more than $2 million worth of Senior Notes are tendered. As of May 14, 1999, the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date.

     The Company's failure to fulfill its obligations under the Purchase Offer would constitute a failure to pay principal under the Indenture and would result in an Event of Default, as defined therein. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement (as defined in the Indenture), result in a Realization Event resulting in the immediate vesting in the Collateral Agent of the voting rights of the approximately 49% of the Company's presently outstanding common stock and rights to dividends and distributions in respect of the Pledged Collateral securing its obligations under the Senior Notes. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. There can be no assurances that a Realization Event or Event of Default will not occur.

     See "Delay in Possible Merger with Reunion" above and "Factors Potentially Effecting Future Liquidity."

Sale of Property

     During April 1999, the Company sold the land and building which comprised the former Chicago, Illinois location of its Klemp division, which was relocated to Libertyville, Illinois in early 1999. The property was sold to a privately held Illinois limited liability corporation. Net cash proceeds received by the Company as a result of the sale totalled $4.56 million. Of the $4.56 million of net proceeds, $2.28 million was used to repay a portion of borrowings under a special availability amount under the NationsBank Facility and $2.28 million was used to repay a portion of other borrowings under the NationsBank Facility. Once reduced, this special availability amount may not be reborrowed. See "Liquidity and Capital Resources."


THE YEAR 2000 (Y2K)

     The Company, like most companies, utilizes electronic technology which includes computer hardware and software systems that process information and perform calculations that are date- and time-dependent. The Company is aware that the coming of Y2K poses pervasive and complex problems in that virtually every computer operation (including manufacturing equipment and other non-information systems equipment), unless it is Y2K ready, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by the electronic technology of "00" as the year 1900 rather than Y2K. The Company is also aware that it may not only be negatively affected by the failure of its own systems to be Y2K compliant, but may also be negatively affected if its vendors, customers, lenders and any other party with which the Company transacts business are not Y2K ready.

     In 1995, the Company undertook a project to invest in and install a time-critical manufacturing and management information system at certain of its significant divisions in an effort to save costs and improve information flow by substantially improving all operational processes. Y2K-ready technology is part of this system and the Company anticipates no material adverse effects to its new operating systems from Y2K.

     In addition to this new system, the Company has completed its assessment of all other systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Y2K readiness. The identified hardware replacements and software upgrades are scheduled to be completed and tested by the end of 1999 and will be provided by vendors whose hardware and software have achieved Y2K readiness. The cost of the identified hardware replacements and software upgrades are not expected to be material and, absent the need to achieve Y2K readiness, would be a normal part of the Company's ongoing program for maintaining up-to-date information technology. The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. Management does not expect the incremental cost to the Company of enterprise-wide Y2K readiness to be material to its operations.

     In addition to internal Y2K readiness, the Company has surveyed all significant vendors, customers, lenders and other outside parties with which it transacts business in an effort to identify potential Y2K issues with such parties. Results indicate that those important parties with which the Company does business either have already achieved Y2K readiness or will be Y2K ready during 1999. The most significant third parties with which the Company contracts for services are its payroll services provider, its local bank of record and its revolving credit lender, NationsBank. The Company has received certification that its provider of payroll services is Y2K ready. Regarding its bank and revolving credit facility lender, the Company funds its day-to-day operations through a series of wire transfers between its revolving credit facility lender and its local bank of record. The wire transfers are initiated at the Company's headquarters via dial-up phone line connections. Both the Company's local bank of record and NationsBank have indicated publicly that they will achieve Y2K readiness during 1999. However, any disruption in phone service as a result of Y2K could result in the Company's inability to fund its operations and have a significant adverse impact on the financial position and results of operations of the Company.

     Management recognizes that the failure of the Company or any party with which the Company conducts business to be Y2K ready in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems or the systems of its significant vendors, customers, lenders and other outside parties with which it transacts business were to fail because they were not Y2K ready, the Company would incur significant costs and inefficiencies. Manual systems for manufacturing and financial controls would have to be implemented and staffed. Significant customers might decide to cease doing business with the Company. Disruptions in electrical power, phone service and/or delivery of materials could cause significant business interruptions. Similarly, business interruptions at significant customers could result in deferred or canceled orders.

     The dates on which the Company believes Y2K readiness will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved, or that there will not be delays in, or increased costs associated with, achieving enterprise-wide Y2K readiness. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, transactions with affiliates, the effects of the year 2000 (Y2K) on electronic technology on which the Company is directly or indirectly dependent and assumptions regarding certain matters. Also, when the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this report, forward-looking statements are being made. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to
  Three Months Ended March 31, 1998

     Net sales for the first quarter of 1999 totaled $46.4 million, compared to $43.7 million for the first quarter of 1998. Sales for the first quarter of 1999 increased $2.6 million, or 6%, over the first quarter of 1998. The increase in sales was primarily at Auto-Lok and CPI, partially offset by decreases at Alliance and Klemp. Sales increased $3.5 million at Auto-Lok due to increased product demand as well as the completion of a large contract for one customer. Sales increased $1.6 million at CPI due primarily to product produced and sold into the offshore drilling market. Sales decreased $1.3 million at Klemp which was comprised of a $1.8 million decline in domestic sales offset by an increase of $0.5 million at its international operations. Approximately $1.0 million of the domestic sales decline occurred at the Klemp division's Chicago plant and reflected not only a soft market but disruptions caused by the first quarter relocation of the manufacturing plant from Chicago to a suburb north of Chicago. The remaining decline in Klemp's domestic sales results primarily from soft markets, especially the agricultural and petrochemical markets. Sales decreased $1.4 million at Alliance due primarily to weakness in the steel industry market. At the other divisions, a slight increase in sales at Hanna was offset by a decrease in sales at Steelcraft.

Such changes were general in nature and not necessarily indicative of significant trends.

     Gross profit for the first quarter of 1999 was $9.0 million, compared to $9.1 million of gross profit for the first quarter of 1998, a decrease of $0.1 million. First quarter 1999 gross profit margin was 19.3%, compared to 20.8% in the first quarter of 1998. Gross profit during the first quarter of 1999 compared to the first quarter of 1998 improved $0.6 million at Auto-Lok and $0.3 million at CPI, while declining at all other locations, primarily $0.5 million at Alliance and $0.4 million at Klemp. First quarter gross profit margins for 1999 compared to first quarter margins for 1998 increased only at Auto-Lok and decreased at all other divisions. The increase in gross profits and gross profit margins at Auto-Lok is due primarily to the increased volume noted above. The increase in gross profit at CPI is due to the increase in volume noted above while the decrease in gross profit margins at CPI reflects the mix of the higher volume but slightly lower margins of the offshore product. The gross profit and gross profit margin declines at Alliance are primarily attributable to the decline in volume. The gross profit and gross profit margin declines at Klemp are the result of lower volume as well as the inefficiencies and disruptions caused by the Chicago manufacturing plant relocation noted above. The gross profit and gross profit margin declines at Hanna are the result of a higher percentage of mobile cylinder product sales in 1999 with their historically lower profit margins. The gross profit and gross profit margin declines at Steelcraft are primarily attributable to the decline in volume.

     Selling, general and administrative (SGA) expenses for the first quarter of 1999 were $5.7 million, compared to $5.8 million for the first quarter of 1998, a decrease of $0.1 million. SGA expenses as a percentage of sales decreased to 12.2% for 1999 compared to 13.3% in 1998. The decreases in SGA and SGA as a percentage of sales were due to an overall effort to contain and reduce such costs.

     Other expense for the first quarter of 1999 was $0.2 million, compared to other expense of $0.1 million for the first quarter of 1998, a net increase of $0.1 million. There were no individually significant or offsetting items in either 1999 or 1998.

     Interest expense, net, for the first quarter of 1999 was $2.5 million, compared to $2.4 million for the first quarter of 1998, an increase of $0.1 million. A decrease in the effective borrowing rate on the Company's debt for the first quarter of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999.

     There was a tax provision of $0.3 million for the first quarter of 1999 and for the first quarter of 1998. The tax provision for both years is directly related to income.

     The equity loss from operations of affiliate in the first quarter of 1999 of $0.4 million, and the equity income from operations of affiliate of $0.1 million in the first quarter of 1998, represents the Company's share of Reunion's results for each quarter.

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

     The NationsBank Facility includes a special availability amount, as defined in the Financing Agreement, of $6.0 million. The special availability amount is being reduced in $250,000 monthly increments which began in February 1999. The special availability amount was further reduced by $2.28 million in April 1999. See "Recent Developments - Sale of Property." Once reduced, the special availability amount may not be reborrowed. Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the special availability amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR. The NationsBank Facility also includes an unused line fee and a monthly service charge.

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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility. Financial covenants in the NationsBank Facility include an adjusted earnings before interest, taxes, depreciation and amortization (NationsBank EBITDA) to fixed charge coverage ratio and an indebtedness to cash flow ratio, calculations of which are defined in the Financing Agreement. Generally all amounts for calculation of the ratios are derived from domestic operations and NationsBank EBITDA is adjusted for domestic capital expenditures. These covenants require the Company to maintain a rolling twelve-month minimum adjusted NationsBank EBITDA to fixed charge coverage ratio of 1.2:1 and a maximum indebtedness to cash flow ratio of 5.0:1. At March 31, 1999 such ratios were 1.4:1 and 4.9:1, respectively, and complied with the Financing Agreement. The Company was also in compliance with all other representations, warranties and covenants at March 31, 1999. Borrowings outstanding under the NationsBank Facility at March 31, 1999 totaled $33.6 million and the weighted average rate for borrowing was 7.5%.

     During April 1999, the Company sold the land and building which comprised the former Chicago, Illinois location of its Klemp division, which was relocated to Libertyville, Illinois in early 1999. Net cash proceeds received by the Company as a result of the sale totalled $4.56 million and were used to repay borrowings under the NationsBank Facility. On May 3, 1999, the Company paid its semi-annual interest payment on the Senior Notes of $3.25 million from funds available under the NationsBank Facility, such availability being partially the result of the application of the property sale proceeds to the Nationsbank Facility. See "Recent Developments - Sale of Property."

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

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically reviews the adequacy of the valuation allowance as a result of changes in its profitability and other factors. The valuation allowance was not changed during 1998.

Operating Activities

     Operating activities provided $1.2 million of cash during the first quarter of 1999, compared to cash provided of $2.5 million in the first quarter of 1998, a decrease of $1.3 million. This decrease in cash provided from operating activities was due to a decrease in income before income taxes and equity income (loss) of $0.2 million in the first quarter of 1999 compared to the first quarter of 1998 and changes in net working capital (defined as receivables, inventories and trade payables for cash flow purposes) which used $0.4 million in cash during the first quarter of 1999 compared to $0.7 million of cash provided during the first quarter of 1998.

Investing Activities

     Investing activities used almost $1.0 million of cash during the first quarter of 1999, compared to cash used of $1.1 million during the first quarter of 1998, a decrease in cash used of $0.1 million, all related to a decrease in capital expenditures during the first quarter of 1999 compared to the first quarter of 1998.

Financing Activities

     Financing activities during the first quarter of 1999 used almost $0.4 million in cash, compared to $1.8 million of cash used during the first quarter of 1998, a decrease in cash used of $1.4 million. This decrease in cash used is the result of a decrease of only $0.4 million in the level of net borrowings under the revolving credit facilities during the first quarter of 1999 compared to a decrease of $1.8 million in the first quarter of 1998.


FACTORS POTENTIALLY AFFECTING FUTURE LIQUIDITY

Delay in Possible Merger with Reunion

     On February 26, 1999, the Company announced that it had reinstituted merger discussions with Reunion and that the managements of both companies believed that additional identified financing sources would provide adequate funds for operations of the combined companies, including redemption of the Senior Notes. On April 1, 1999, the Company further announced the Merger.
The Merger will be consummated on the earliest practicable date after all of the conditions thereto have been waived or satisfied, including, among others, approval by Reunion's stockholders.

     In connection with and to satisfy a further condition to the Merger, Reunion is pursuing the Reunion Offering, the proceeds of which are intended in part to be used to redeem the entire aggregate principal amount of the Senior Notes at the Redemption Price under an Optional Redemption. The Company and Reunion have been informed by Reunion's investment banker that market conditions for high yield debt offerings for companies like Reunion (after giving effect to the Merger) are not favorable at this time. Therefore, the Reunion Offering will not be consummated prior to the designated closing date of the Merger, June 29, 1999, thereby delaying consummation of the Merger and the Optional Redemption that was to be accomplished with the proceeds of the Reunion Offering.

     Notwithstanding the anticipated delay of the Merger beyond June 29, 1999 the Company and, it has been informed, Reunion continue to deem the Merger to be in the best interests of their respective stockholders. Reunion has informed the Company that it intends to continue to pursue the Reunion Offering in the hope that market conditions will improve and will work with the Company in an effort to consummate the Merger within the next several months.

     Against the possibility that the Reunion Offering and Merger will be unduly delayed, the Company is simultaneously pursuing the Long-Term Financing and is also considering an Asset Sale. If the Company is successful in obtaining Long-Term Financing or in consummating an Asset Sale, the Company intends to consummate an Optional Redemption of all the Senior Notes at the Redemption Price. Although no binding commitment has been secured, the Company's senior secured lender has expressed an interest in providing up to $25 million of the Long-Term Financing through an amendment to the Company's existing secured revolving credit facility subject to (i) the Company obtaining the balance of the funds needed from other sources and (ii) the financing from other sources being senior unsecured or subordinate indebtedness. There can be no assurance that the Reunion Offering, the Long-Term Financing or an Asset Sale will be consummated and, therefore, there can be no assurance that an Optional Redemption will occur.

Senior Note Purchase Offer

     The Company has $50 million of Senior Notes due May 3, 2003 outstanding. When the Company acquired the Reunion common stock on June 20, 1995, it agreed with the Trustee of the Senior Notes to a first supplemental indenture. Pursuant to this supplemental indenture, the Company agreed to the Purchase Offer. The full principal amount of the Purchase Offer is classified as current maturities of long-term debt in the Company's consolidated balance sheet at March 31, 1999.

     Pursuant to its obligations under the Indenture, on May 12, 1999, the Company issued a notice that it is offering to purchase up to $25.0 million of Senior Notes on June 1, 1999. The Company further notified Senior Note holders and the Trustee that, in the absence of consummation of the Merger and Reunion Offering, an Asset Sale and/or a Long-Term Financing, the Company does not expect to have sufficient liquidity on the Purchase Date to consummate the Purchase Offer if more than $2 million worth of Senior Notes are tendered. As of May 14, 1999, the date of this report, no reasonable estimate exists as to the amount of Senior Notes which the Company may be required to purchase, if any, on the June 1, 1999 offer date.

     The Company's failure to fulfill its obligations under the Purchase Offer would constitute a failure to pay principal under the Indenture and would result in an Event of Default under the Indenture. An Event of Default due to a failure to pay principal would, pursuant to the Securities Pledge Agreement, result in a Realization Event resulting in the immediate vesting in the Collateral Agent of the voting rights of the approximately 49% of the Company's presently outstanding common stock and rights to dividends and distributions in respect of the Pledged Collateral securing its obligations under the Senior Notes. In addition, upon an Event of Default, the Trustee or the holders of at least 25% of the Senior Notes may, by written notice to the Company, declare an acceleration of the Senior Notes. There can be no assurances that a Realization Event or Event of Default will not occur.

Defaults Under Indenture

     In May of 1998, the Company executed a joint venture agreement with two other non-affiliated companies pursuant to which the Company contributed $100,000 for a 10% equity interest in Suzhou Grating Co., Ltd., a Chinese manufacturing company. This investment constitutes a default under the Indenture.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in the market risk factors which affect the Company since the end of the preceding fiscal year.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     During the first quarter of 1999, one matter was submitted to a vote of a majority of the Company's common stock and all of the Company's preferred stock holders. The vote was conducted through written consent. The matter submitted included approval of the merger with Reunion, pursuant to which the Company and Reunion entered into the March 31, 1999 Merger Agreement. This matter was consented to by security holders effective March 30, 1999. See
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Delay in Possible Merger With Reunion."


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                  4.45             Notice of Senior Note Purchase Offer

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

Date:  May 14, 1999                   CHATWINS GROUP, INC.
       ------------                      (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer




                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

        4.45        Notice of Senior Note Purchase Offer               25

       27           Financial Data Schedule                            29