Form 10-Q/A
period 1999-03-31
CHATWINS GROUP INC
filed 1999-08-02
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                 FORM 10-Q/A
                              (Amendment No. 1)
(Mark One)

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


The Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for the adoption of the American Institute of CPAs Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27     Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                   AT MARCH 31, 1999 AND DECEMBER 31, 1998
                                (in thousands)


                                              At March 31,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    184            $    341
Receivables, net                                   36,930              38,340
Inventories, net (note 2)                          19,959              20,746
Other current assets                                6,468               4,734
                                                 --------            --------
     Total current assets                          63,541              64,161

Property, plant and equipment, net                 32,246              32,371
Investments, net                                    6,166               6,807
Due from related parties                            1,882               1,403
Goodwill, net                                       4,434               4,505
Other assets, net                                   5,892               8,119
                                                 --------            --------
Total assets                                     $114,161            $117,366
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $ 33,606            $ 34,005
Current maturities of debt                         25,769              25,766
Trade payables                                     17,859              20,444
Other current liabilities                          10,966              10,286
                                                 --------            --------
     Total current liabilities                     88,200              90,501

Senior notes due 2003, net                         24,968              24,962
Other long-term debt                                  728                 775
Other liabilities                                   1,138               1,612
                                                 --------            --------
     Total liabilities                            115,034             117,850

Commitments and contingent liabilities (note 5)         -                   -
Minority interests                                    996                 968
Redeemable preferred stock                          8,596               8,482
Warrant value                                          14                  14
Stockholders' equity (note 3)                     (10,479)             (9,948)
                                                 --------            --------
Total liabilities and stockholders' equity       $114,161            $117,366
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
       (in thousands, except share and per share information)(unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             1999        1998
                                                          -------     -------
Net sales                                                 $46,364     $43,747
Cost of sales                                              37,412      34,652
                                                          -------     -------
  Gross profit                                              8,952       9,095
Selling, general & administrative                           5,664       5,811
Other expense, net                                            209          93
Minority interests                                             27          (2)
                                                          -------     -------
  Operating profit                                          3,052       3,193
Interest expense, net                                       2,475       2,437
                                                          -------     -------
Income before income taxes and equity income (loss)
  from operations of affiliate                                577         756
Provision for income taxes                                    230         307
                                                          -------     -------
Income before equity income (loss)
  from operations of affiliate                                347         449
Equity income (loss) from operations of affiliate            (423)         62
Cumulative effect of change in accounting principle          (176)          -
                                                          -------     -------
  Net income (loss)                                          (252)        511
  Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment                      (165)          -
                                                          -------     -------
  Comprehensive income (loss)                             $  (417)    $   511
                                                          =======     =======
Income (loss) applicable to common stock                  $  (366)    $   397
                                                          =======     =======
  Earnings per common share - basic:
Before equity income (loss) from affiliate                $  0.80     $  1.38
Operations of affiliate                                     (1.46)       0.25
Change in accounting principle                              (0.60)          -
                                                          -------     -------
Earnings (loss) per common share - basic                  $ (1.26)    $  1.63
                                                          =======     =======
Average equivalent shares outstanding - basic             289,677     242,887
                                                          =======     =======
  Earnings per common share - diluted:
Before equity income (loss) from affiliate                $  0.79     $  1.15
Operations of affiliate                                     (1.44)       0.21
Change in accounting principle                              (0.60)          -
                                                          -------     -------
Earnings (loss) per common share - diluted                $ (1.25)    $  1.36
                                                          =======     =======
Average equivalent shares outstanding - diluted           292,887     292,887
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (in thousands)
                                 (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1999        1998
                                                          -------     -------
  Cash flow from operating activities:
Net income (loss)                                         $  (252)    $   511
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation                                              1,013         988
  Amortization                                                362         225
  Minority share of losses                                     27          (2)
  Equity in net loss (income) of affiliate                    423         (62)
  Changes in assets and liabilities, net of
    the purchase of a business:
      Decrease in receivables                               1,410       2,101
      Decrease (increase) in inventories                      787      (3,480)
      Increase (decrease) in trade payables                (2,585)      2,121
      Net change in other assets and liabilities               49         119
                                                          -------     -------
Cash provided by operating activities                       1,234       2,521
                                                          -------     -------
  Cash flow from investing activities:
Capital expenditures                                         (944)     (1,057)
                                                          -------     -------
Cash used in investing activities                            (944)     (1,057)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Net change in revolving credit facilities                    (399)     (1,771)
                                                          -------     -------
Cash used in financing activities                            (447)     (1,819)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (157)       (355)
Cash and cash equivalents, beginning of year                  341         734
                                                          -------     -------
Cash and cash equivalents, end of period                  $   184     $   379
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

     Effective January 1, 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. Such start-up costs primarily related to the Company's international subsidiaries.


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
                                                  =======             =======

NOTE 3:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

The following represents a reconciliation of the change in stockholders' equity for the three month period ended March 31, 1999 (in thousands):

                Par            Capital                      Accum-
               Value             in                         ulated
                 of    Trea-   Excess    Notes   Accum-     Trans-
               Common  sury    of Par   Receiv-  ulated     lation
               Stock   Stock   Value     able    Deficit    Adjmt.    Total
               ------  -----   -------  -------  --------  --------  --------
At January 1,
  1999            $ 3  $(500)   $1,860  $(1,001) $ (8,956) $ (1,354) $ (9,948)
  Activity
    (unaudited):
Net loss            -      -         -        -      (252)        -      (252)
Preferred stock
  accretions        -      -         -        -      (114)        -      (114)
Foreign currency
  translation
  adjustment        -      -         -        -         -      (165)     (165)
                  ---  -----    ------  -------  --------  --------  --------
At March 31,
  1999            $ 3  $(500)   $1,860  $(1,001) $ (9,322) $ (1,519) $(10,479)
                  ===  =====    ======  =======  ========  ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 1999 and 1998 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Three months ended March 31, 1999:
Net loss                                       $   (252)
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                 (366)  289,677  $ (1.26)
                                                                   =======
Dilutive effect of Warrants                                 3,210
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $   (366)  292,887  $ (1.25)
                                               ========  ========  =======
     Three months ended March 31, 1998:
Net income                                     $    511
Less:  Preferred stock dividend accretions         (114)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  397   242,887  $  1.63
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    397   292,887  $  1.36
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

     The following represents the disaggregation of financial data (in thousands)(unaudited):
                                                       Total      Capital
                               Net Sales  EBITDA(1)   Assets     Spending
                               ---------  ---------  ---------  ---------
  Three months ended
    March 31, 1999:
Alliance                        $  7,666   $    395   $ 16,290   $     27
Auto-Lok                           8,975        878     10,914        115
CPI                                7,387      1,460     20,242        236
Hanna                              8,665      1,441     17,552        150
Klemp(2)                          12,694        495     32,825        331
Steelcraft                           950        138      1,840         73
Headquarters/Other                    27       (560)    14,498         12
                                --------   --------   --------   --------
  Totals                        $ 46,364      4,247   $114,161   $    944
                                ========              ========   ========
Depreciation and amortization                (1,375)
Interest expense(3)                          (2,295)
                                           --------
  Income before income taxes               $    577
                                           ========
  Three months ended
    March 31, 1998:
Alliance                        $  9,042   $    751   $ 13,464   $     91
Auto-Lok                           5,470        203     11,591         98
CPI                                5,764      1,162     17,147        267
Hanna                              8,383      1,369     16,301         49
Klemp(2)                          13,946      1,219     31,714        543
Steelcraft                         1,142        194      1,808          5
Headquarters/Other                     -       (612)    21,513          4
                                --------   --------   --------   --------
  Totals                        $ 43,747      4,286   $113,538   $  1,057
                                ========              ========   ========
Depreciation and amortization                (1,213)
Interest expense(3)                          (2,317)
                                           --------
  Income before income taxes               $    756
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

     Effective January 1, 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. Such start-up costs primarily related to the Company's international subsidiaries.


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