Form 10-Q
period 1999-06-30
CHATWINS GROUP INC
filed 1999-08-16
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

At June 30, 1999, 289,787 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 26.
                             Page 1 of 34 pages.

==============================================================================

                             CHATWINS GROUP, INC.
                                    INDEX
                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 1999 and December 31, 1998                           3
          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and six
            months ended June 30, 1999 and 1998                           4
          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 1999 and 1998                   5
          Notes to Condensed Consolidated Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       13

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   (a)  Exhibits                                         24
                   (b)  Reports on Form 8-K                              24

SIGNATURES                                                               25

               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning growth strategies and penetrations of new markets, mergers and joint ventures, financings and/or refinancings, asset sales, transactions with affiliates, the effects of the year 2000 (Y2K) on electronic technology on which the Company is directly or indirectly dependent and assumptions regarding certain matters. Also, when the words "believes," "expects," "anticipates," "intends," "estimates," "plans," or similar terms or expressions are used in this report, forward-looking statements are being made. Note that all forward-looking statements involve risks and uncertainties, including, without limitation, factors which could cause the future results and shareholder values to differ materially from those expressed in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurances that the forward-looking statements included or incorporated by reference in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after filing and distribution of this report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                   AT JUNE 30, 1999 AND DECEMBER 31, 1998
                                (in thousands)


                                               At June 30,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $     81            $    213
Receivables, net                                   24,951              29,696
Inventories, net                                   13,300              14,506
Other current assets                                3,540               3,816
Net assets of discontinued operations              22,699              23,560
                                                 --------            --------
     Total current assets                          64,571              71,791

Property, plant and equipment, net                 17,744              18,590
Investments, net                                    6,500               6,707
Due from related parties                            2,303               1,403
Goodwill, net                                       3,473               3,575
Other assets, net                                   5,595               6,430
                                                 --------            --------
Total assets                                     $100,186            $108,496
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $ 31,213            $ 34,005
Current maturities of debt                         25,016              25,010
Trade payables                                      9,685              14,151
Other current liabilities                           7,583               8,838
                                                 --------            --------
     Total current liabilities                     73,497              82,004

Senior notes due 2003, net                         24,943              24,962
Other long-term debt                                   48                  95
Other liabilities                                   1,415               1,533
                                                 --------            --------
     Total liabilities                             99,903             108,594

Commitments and contingent liabilities                  -                   -
Redeemable preferred stock                          8,710               8,482
Warrant value                                          14                  14
Stockholders' equity                               (8,441)             (8,594)
                                                 --------            --------
Total liabilities and stockholders' equity       $100,186            $108,496
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended      Six Months Ended
                                     June 30,  June 30,     June 30,  June 30,
                                        1999      1998         1999      1998
                                     -------   -------      -------   -------
Net sales                            $27,997   $33,203      $61,667   $63,004
Cost of sales                         23,546    26,327       50,866    50,018
                                     -------   -------      -------   -------
  Gross profit                         4,451     6,876       10,801    12,986
Selling, general & administrative      3,494     3,737        6,763     7,378
Other (income) expense, net           (1,524)      (53)      (1,371)      126
                                     -------   -------      -------   -------
  Operating profit                     2,481     3,192        5,409     5,482
Interest expense, net                  1,771     1,803        3,588     3,604
                                     -------   -------      -------   -------
  Income from continuing operations
    before income taxes                  710     1,389        1,821     1,878
Provision for income taxes               284       535          728       735
                                     -------   -------      -------   -------
  Income from continuing operations      426       854        1,093     1,143
  Net of tax adjustments:
Equity income (loss)                     286    (2,401)        (137)   (2,339)
Loss from discontinued operations        (79)     (333)        (399)     (173)
Loss from accounting principle change      -         -         (176)        -
                                     -------   -------      -------   -------
  Net and comprehensive
    income (loss)                    $   633   $(1,880)     $   381   $(1,369)
                                     =======   =======      =======   =======
Earnings applicable to common stock  $   519   $(1,994)     $   153   $(1,597)
                                     =======   =======      =======   =======
  Earnings per common share - basic:
Continuing operations                $  1.08   $  3.05      $  2.98   $  3.77
Equity income (loss)                    0.99     (9.89)       (0.47)    (9.63)
Discontinued operations                (0.28)    (1.36)       (1.38)    (0.72)
Change in accounting principle             -         -        (0.60)        -
                                     -------   -------      -------   -------
Basic earnings (loss) per share      $  1.79   $ (8.20)     $  0.53   $ (6.58)
                                     =======   =======      =======   =======
Average shares outstanding - basic   289,774   242,887      289,726   242,887
                                     =======   =======      =======   =======
  Earnings per common share - diluted:
Continuing operations                $  1.06   $  2.53      $  2.95   $  3.13
Equity income (loss)                    0.98     (8.20)       (0.47)    (7.99)
Discontinued operations                (0.27)    (1.14)       (1.36)    (0.59)
Change in accounting principle             -         -        (0.60)        -
                                     -------   -------      -------   -------
Diluted earnings (loss) per share    $  1.77   $ (6.81)     $  0.52   $ (5.45)
                                     =======   =======      =======   =======
Average shares outstanding - diluted 292,887   292,887      292,887   292,887
                                     =======   =======      =======   =======
    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (in thousands)
                                 (unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             1999        1998
                                                          -------     -------
Cash provided by (used in) operating activities           $   (38)    $   277
                                                          -------     -------
  Cash flow from investing activities:
Proceeds from sale of property                              4,563           -
Capital expenditures                                       (1,771)     (2,468)
Investment in joint venture                                     -        (100)
                                                          -------     -------
Cash provided by (used) in investing activities             2,792      (2,568)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Net change in revolving credit facilities                  (2,792)      1,714
Increase in consolidated subsidiary indebtedness              (94)        101
                                                          -------     -------
Cash provided by (used in) financing activities            (2,844)      1,767
                                                          -------     -------

Net decrease in cash and cash equivalents                     (90)       (524)
Change in cash of discontinued operations                     (42)         34
Cash and cash equivalents, beginning of year                  213         630
                                                          -------     -------
Cash and cash equivalents, end of period                  $    81     $   140
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Effective January 1, 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. Such start-up costs primarily related to the Company's international subsidiaries.


NOTE 2:  DISCONTINUED OPERATIONS

     During the second quarter of 1999, the Company's management adopted a plan to exit the grating manufacturing business through the disposition of substantially all the business and assets of the Company's Klemp division (Discontinued Klemp). Upon adoption of the plan, the Company classified and began accounting for Discontinued Klemp, including its international grating subsidiaries, as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations.

     On May 28, 1999, the Company entered into a non-binding letter of intent
(LOI) with Alabama Metal Industries Corporation (AMICO), which was subsequently amended on July 12, 1999, for the sale of substantially all of the business and assets of Discontinued Klemp, excluding the Company's investment in the Chinese grating joint venture, for $32.6 million in cash and the assumption by AMICO of certain operating liabilities.

     The assets, liabilities and equity accounts of Discontinued Klemp have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets, liabilities and equity accounts follows (in thousands):
                                               At June 30,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $    170            $    128
Receivables, net                                    8,390               8,644
Inventories, net                                    5,654               6,240
Other current assets                                1,480                 918
Property, plant and equipment, net                 13,419              13,781
Other assets, net                                   1,857               2,719
                                                 --------            --------
Total assets                                       30,970              32,430
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                            662                 756
Trade payables                                      5,872               6,293
Other current liabilities                           1,598               1,448
Other long-term debt                                  680                 680
Other liabilities                                      82                  79
Minority interest                                     951                 968
Cumulative translation adjustment                  (1,574)             (1,354)
                                                 --------            --------
Total liabilities and equity                        8,271               8,870
                                                 --------            --------
Net assets of discontinued operations            $ 22,699            $ 23,560
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of Discontinued Klemp separately from continuing operations. Summarized results of Discontinued Klemp operations follow (in thousands) (unaudited):

     Three Months Ended June 30,                     1999                1998
     ---------------------------                 --------            --------
Net sales                                        $ 13,368            $ 13,379
Loss before taxes                                    (131)               (555)

     Six Months Ended June 30,
     -------------------------
Net sales                                        $ 26,062            $ 27,325
Loss before taxes                                    (665)               (288)

     The above results of Discontinued Klemp operations include allocated interest expense of $644,000 and $660,000 for the three month periods ended June 30, 1999 and 1998, respectively, and $1,302,000 and $1,296,000 for the six month periods ended June 30, 1999 and 1998, respectively.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                               At June 30,     At December 31,
                                                     1999                1998
                                              -----------      --------------
                                              (unaudited)

Raw materials                                     $ 4,947             $ 6,144
Work-in-process                                     4,433               4,797
Finished goods                                      4,126               3,632
                                                  -------             -------
  Total inventories                                13,506              14,573
Less:  LIFO reserves                                 (206)                (67)
                                                  -------             -------
  Inventories, net                                $13,300             $14,506
                                                  =======             =======


NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the six month period ended June 30, 1999 (in thousands):

                     Par            Capital
                    Value             in
                      of    Trea-   Excess    Notes    Accum-
                    Common  sury    of Par   Receiv-   ulated
                    Stock   Stock   Value     able     Deficit    Total
                    ------  -----   -------  -------   --------  --------
At January 1, 1999   $ 3    $(500)   $1,860  $(1,001)  $ (8,956) $ (8,594)
  Activity
    (unaudited):
Net income             -        -         -        -        381       381
Preferred stock
  accretions           -        -         -        -       (228)     (228)
                     ---    -----    ------  -------   --------  --------
At June 30, 1999     $ 3    $(500)   $1,860  $(1,001)  $ (8,803) $ (8,441)
                     ===    =====    ======  =======   ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the six month periods ended June 30, 1999 and 1998 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                          Average
                                                Income    Shares     EPS
                                               --------  --------  -------
     Six months ended June 30, 1999:
Net income                                     $    381
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                  153   289,726  $  0.53
                                                                   =======
Dilutive effect of Warrants                                 3,161
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $    153   292,887  $  0.52
                                               ========  ========  =======
     Six months ended June 30, 1998:
Net loss                                       $ (1,369)
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS               (1,597)  242,887  $ (6.58)
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $ (1,597)  292,887  $ (5.45)
                                               ========  ========  =======

NOTE 5:  RELATED PARTY TRANSACTIONS

SPI Consulting Agreement

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $150,000 was expensed in each six month period ended June 30, 1999 and 1998.

CPS Leasing

     The Company has entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and shareholder of the Company (Mr. Bradley). During the first half of 1999, the Company made lease payments totaling $211,688 to CPSL.

Kingway

     Pursuant to a services agreement entered into between Stanwich Acquisition Corp., which is doing business as Kingway Material Handling Company (Kingway), and the Company, the Company provides Kingway with manufacturing facilities and overhead support with its surplus floor space at its Auto-Lok division in Acworth, GA. Kingway's common stock is wholly owned by directors, shareholders and/or members of the executive managements of the Company and Reunion Industries, Inc. (Reunion). During the first half of 1999, costs totaling $1,597,202 were charged to Kingway under this services agreement. At June 30, 1999, the Company had receivables totaling $1,293,430 from Kingway.

NAPTech

     Pursuant to a services agreement entered into between NPS Acquisition Corp., which is doing business as NAPTech Pressure Systems (NAPTech), and the Company's CPI division, the Company provides certain administrative services to NAPTech. NAPtech's common stock is wholly owned by Mr. Bradley. During the first half of 1999, costs totaling $387,018 were charged to NAPTech under this services agreement. At June 30, 1999, the Company had receivables totaling $534,920 from NAPTech.

Oneida Rostone Corp.

     Oneida Rostone Corp., Reunion's plastic products segment, obtains its property, casualty, and product and general liability insurance coverage through the Company. During the first half of 1999, the rate for such insurance was $23,500 per month, which represented the approximate cost of such insurance to the Company.

     At June 30, 1999, the Company had notes receivable totalling $475,000 from Oneida Rostone Corp.


NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Company is involved in various other litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at June 30, 1999.


NOTE 7:  OPERATING SEGMENT DISCLOSURES

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

     The following represents the disaggregation of financial data by operating segment for the six months ended June 30, 1999 and 1998 and at June 30, 1999 and December 31, 1998 (in thousands)(unaudited):

                                                       Capital        Total
                             Net Sales    EBITDA(1)    Spending     Assets(2)
                             ---------    ---------    ---------    ---------
  Six months ended and at
    June 30, 1999:
  -----------------------
Alliance                      $ 12,966     $   (115)    $     46     $ 13,722
Auto-Lok                        16,501        1,644          167       10,122
CPI                             12,641        2,168          576       18,245
Hanna                           17,614        2,642          288       16,691
Steelcraft                       1,891          218           73        1,600
Headquarters/Other                  54       (1,152)          13       17,107
Discontinued Klemp                   -            -          608       22,699
                              --------     --------     --------     --------
  Totals                      $ 61,667        5,405     $  1,771     $100,186
                              ========                  ========     ========
Gain on sale of property                      1,681
Depreciation and amortization                (2,037)
Interest expense(3)                          (3,228)
                                           --------
  Income before income taxes               $  1,821
                                           ========

  Six months ended June 30, 1998
    and at December 31, 1998:
  ---------------------------------
Alliance                      $ 19,419     $  1,571     $    130     $ 18,111
Auto-Lok                        12,010          859          243       10,645
CPI                             12,662        2,496          520       20,117
Hanna                           16,698        2,784          146       17,544
Steelcraft                       2,215          460            5        1,651
Headquarters/Other                   -       (1,134)          34       16,868
Discontinued Klemp                   -            -        1,390       23,560
                              --------     --------     --------     --------
  Totals                      $ 63,004        7,036     $  2,468     $108,496
                              ========                  ========     ========
Depreciation and amortization                (1,794)
Interest expense(3)                          (3,364)
                                           --------
  Income before income taxes               $  1,878
                                           ========

(1) EBITDA is presented due to its relationship to the Company's financial covenants benefitting the Senior Notes (as defined).

(2) Headquarters total assets at June 30, 1999 and December 31, 1998 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock.

(3) Excludes amortization of debt issuance expenses of $360,000 and $240,000 for the six month periods ended June 30, 1999 and 1998, respectively.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     The Company's organizational structure includes divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). Substantially all of the Company's operations relate to metal products. During the second quarter of 1999, the Company adopted a plan to exit the grating manufacturing business through the sale of substantially all of the business and asset of its Klemp division. See "Recent Developments - Discontinued Operations."

     The Company's equity investment in Reunion is comprised of 1,450,000 shares of Reunion common stock constituting approximately 37% of the outstanding common stock of Reunion. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and six month periods ended June 30, 1999 and 1998 as equity income (loss) from operations of affiliate. See "Possible Merger with Reunion" below.


RECENT DEVELOPMENTS

Senior Note Purchase Offer

     The Company has $50 million of 13% Senior Notes due May 1, 2003 (Senior Notes) outstanding for which State Street Bank and Trust Company is trustee (Trustee). When the Company acquired the Reunion common stock on June 20, 1995, it executed with the Trustee a first supplemental indenture of the Indenture pursuant to which the Company issued the Senior Notes (Indenture). Pursuant to this supplemental indenture, the Company agreed to offer to purchase up to $25 million, or half, of the outstanding Senior Notes from note holders on each of June 1, 1999 (Purchase Offer) and 2000 at par value plus unpaid interest to the purchase date.

     Pursuant to its obligations under the Indenture, on May 12, 1999, the Company issued a notice offering to purchase up to $25.0 million of Senior Notes on June 1, 1999. The Company further notified Senior Note holders and the Trustee that the Company did not expect to have sufficient liquidity on June 1, 1999 to consummate the Purchase Offer if more than $2 million worth of Senior Notes were tendered.

     As of 5:00 p.m. Eastern Daylight time on June 1, 1999, the expiration of the Purchase Offer, holders of $24,121,000 principal amount of Senior Notes had accepted the Purchase Offer. On June 2, 1999, the Company sent a notice to holders of the $24,121,000 principal amount of tendered Senior Notes requesting that their tender be withdrawn in exchange for a withdrawal fee of

2% of principal amount of Senior Notes tendered (Withdrawal Notice). The Withdrawal Notice also informed the tendering Senior Note holders of a:

* Third Party Purchase Offer - pursuant to an agreement dated May 28, 1999, between the Company and Contrarian Capital, LLC (Contrarian), Contrarian agreed to purchase Senior Notes from all tendering holders for the same price payable by the Company in the Purchase Offer and Contrarian had already elected to withdraw the tender of all Senior Notes it acquired, if any, in exchange for the same 2% fee withdrawal,

and

* Possible Asset Sale - the Company had executed a non-binding letter of intent (LOI) to sell substantially all of the assets of its Klemp division. See "Discontinued Operations."

     The Withdrawal Notice further informed tendering Senior Note holders that if the Company did not receive withdrawal elections for the full $24,121,000 of principal amount of tendered Senior Note, either from tendering Senior Notes holders or Contrarian, the Company did not expect to consummate any of the purchases contemplated by the Purchase Offer, whereupon an Event of Default would arise under the Indenture.

     The Withdrawal Notice was to expire at 9:30 a.m. Eastern Daylight time on June 7, 1999. However, on June 8, 1999, the Company sent notice to tendering Senior Note holders that the request to withdraw tendered Senior Notes was being extended indefinitely but could be terminated by the Company without prior notice (Withdrawal Extension). The Withdrawal Extension also informed the tendering Senior Note holders that:

* holders of $7,100,000 principal amount of tendered Senior Notes had withdrawn their tenders in exchange for the 2% withdrawal fee,

* Contrarian had purchased or agreed to purchase from tendering Senior Note holders and withdraw the tender for $16,186,000 principal amount of Senior Notes,

and

* $835,000 principal amount of tendered Senior Notes remained outstanding under the Purchase Offer.

     Because the Company was not able to deposit with the Trustee or the Paying Agent for the tendered Senior Notes an amount equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest, of tendered Senior Notes by 12:30 p.m. Eastern Daylight time on June 7, 1999 as required by the Indenture, on June 8, 1999, the Company delivered notice to the Trustee of an Event of Default.

     Ultimately, $7,125,000 principal amount of tendered Senior Notes withdrew their tenders directly, $16,971,000 principal amount of tendered Senior Notes were purchased and tenders withdrawn by Contrarian and $25,000 principal amount of tendered Senior Notes were purchased and retired by the Company. In exchange for its purchases of tendered Senior Notes on behalf of the Company, the Company paid Contrarian a $375,000 stand-by fee in addition to the 2% withdrawal fee which totalled $339,420. Holders of the $7,125,000 principal amount of Senior Notes that withdrew their tenders received withdrawal fees totalling $142,500.

     As the result of the tender withdrawals totalling $24,096,000 principal amount of Senior Notes, either by tendering Senior Note holders or Contrarian, the repayment by the Company of $25,000 principal amount of tendered Senior Notes not withdrawn or sold to Contrarian and the payment by the Company of all withdrawal and stand-by fees, the Event of Default was cured. On June 23, 1999, the Company sent notice to all tendering Senior Note holders of the termination of the Withdrawal Extension and notice to the Trustee of the cure of the Event of Default.

     The full principal amount of the $25,000,000 of Senior Notes the Company is required to offer to purchase on June 1, 2000 is classified as current maturities of long-term debt in the Company's consolidated balance sheet at June 30, 1999. See "Possible Merger with Reunion."

Discontinued Operations

     On May 28, 1999, the Company entered into a non-binding LOI with AMICO, which was subsequently amended on July 12, 1999, for the sale of Discontinued Klemp excluding the Company's investment in the Chinese grating joint venture for $32.6 million in cash and the assumption by AMICO of certain liabilities. Accordingly, the net assets of Discontinued Klemp have been classified in the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 as net assets of discontinued operations. Discontinued Klemp's results of operations for the three and six month periods ended June 30, 1999 and 1998 are classified in the accompanying consolidated statements of income and comprehensive income as loss from discontinued operations, net of tax effects.

     There can be no assurances that Discontinued Klemp will be sold or, if sold, that it will be sold for $32.6 million in cash and the assumption of certain operating liabilities. See "Results of Discontinued Operations."

Possible Merger with Reunion

     On February 26, 1999, the Company announced that it had reinstituted merger discussions with Reunion and that the managements of both companies believed that additional identified financing sources would provide adequate funds for operations of the combined companies, including redemption of the Senior Notes (Refinancing). On April 1, 1999, the Company further announced that it had entered into a Merger Agreement, dated as of March 30, 1999, with Reunion pursuant to which the Company would merge with and into Reunion, with Reunion being the surviving corporation (Merger). The Merger was to have been consummated on the earliest practicable date after all of the conditions thereto had been waived or satisfied, including, among others, the Refinancing and approval of the Merger by Reunion's stockholders. Subsequent to executing the Merger Agreement, the Company and Reunion were informed by Reunion's investment banker that market conditions for high yield debt offerings for companies like Reunion (after giving effect to the Merger) were not favorable at that time, thereby delaying consummation of the Refinancing and the Merger.

     On August 6, 1999, the Company announced that Reunion and the Company are pursuing a revised strategy for the Refinancing and that it had entered into an amended merger agreement with Reunion. The Company further announced that the possible sale of Discontinued Klemp for $32.6 million in cash and the assumption of certain operating liabilities will strengthen the Company's financial condition and should enable the Company and Reunion to consummate the Refinancing through private senior and subordinated debt. The Merger is scheduled to close on September 30, 1999.

     The Merger is also conditioned upon no more than 5% of the Company's common stockholders exercising their appraisal rights under Delaware law. There can be no assurances as to whether or when all conditions to the Merger will be satified or when the Merger will be consummated, if at all.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 1999 Compared to
  Three Months Ended June 30, 1998

     Net sales for the second quarter of 1999 totaled $28.0 million, compared to $33.2 million for the second quarter of 1998. Sales for the second quarter of 1999 decreased $5.2 million, or almost 16%, compared to the second quarter of 1998. The decrease in sales was primarily at Alliance and CPI, partially offset by increases at Auto-Lok and Hanna. Sales decreased $5.1 million at Alliance due primarily to a decrease in order levels which have been negatively impacted by a downturn in large capital projects in the steel industry due to strong foreign competition. Sales decreased $1.6 million at CPI due primarily to a decrease in order levels in the first third of 1999 and a change in the mix of CPI's backlog to a higher percentage of items with longer delivery schedules. Sales increased $1.0 million at Auto-Lok due to increased product demand as well as the completion of a large contract for one customer. Hanna's sales increase of $0.6 million was primarily due to increased demand in their mobile cylinder product lines manufactured in Milwaukee, WI. Steelcraft's second quarter 1999 volume was down $0.2 million compared to 1998 primarily due to softening demand.

     Gross profit for the second quarter of 1999 was almost $4.5 million, compared to $6.9 million of gross profit for the second quarter of 1998, a decrease of $2.4 million. Second quarter 1999 gross profit margin was 15.9%, compared to 20.7% in the second quarter of 1998. Gross profit during the second quarter of 1999 compared to the second quarter of 1998 decreased $1.4 million at Alliance, $0.6 million at CPI, $0.3 million at Hanna and $0.2 million at Steelcraft, all primarily due to the inefficiencies of lower volume levels compared to the second quarter of 1998 except for Hanna, which was due to a change in product mix to the lower margin mobile cylinder product lines. Auto-Lok's gross profit was up $0.1 million compared to last year's second quarter due to its higher volume level. Second quarter gross profit margins for 1999 compared to second quarter margins for 1998 decreased at all divisions except for Auto-Lok, which remained flat, the decreases reflecting lower volume levels and a change in product mix at Hanna.

     Selling, general and administrative (SGA) expenses for the second quarter of 1999 were $3.5 million, compared to $3.7 million for the second quarter of 1998, a decrease of $0.2 million. SGA expenses as a percentage of sales increased to 12.5% for 1999 compared to 11.3% in 1998. The decrease in SGA was due to an overall effort to contain and reduce such costs. The increase in SGA as a percent of sales was due primarily to the lower volume levels in 1999.

     Other income for the second quarter of 1999 was $1.5 million, compared to other income of $0.1 million for the second quarter of 1998, a net increase of $1.4 million. Other income for the second quarter of 1999 includes a gain of $1.7 million related to the sale of the land and building which comprised the former Chicago, Illinois location of Klemp. See "Recent Developments - Sale of Property." Excluding the gain, there were no individually significant or offsetting items in either 1999 or 1998.

     Interest expense, net, for the second quarters of 1999 and 1998 was $1.8 million. A decrease in the effective borrowing rate on the Company's debt for the second quarter of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999 and an increase in the amortization of deferred financing costs.

     There was a tax provision of $0.3 million for the second quarter of 1999 and $0.5 million for the second quarter of 1998. The tax provision for both years is directly related to pre-tax income.

     The equity income from operations of affiliate in the second quarter of 1999 of $0.3 million, and the equity loss from operations of affiliate of $2.4 million in the second quarter of 1998, represents the Company's share of Reunion's results for each quarter.

Six Months Ended June 30, 1999 Compared to
  Six Months Ended June 30, 1998

     Net sales for the first half of 1999 totaled $61.7 million, compared to $63.0 million for the first half of 1998. Sales for the first half of 1999 decreased $1.3 million, or 2%, from the first half of 1998. The decrease in sales was primarily at Alliance, partially offset by increases at Auto-Lok and Hanna. Sales decreased $6.5 million at Alliance due primarily to a decrease in order levels which have been negatively impacted by a downturn in large capital projects in the steel industry due to strong foreign competition. Auto-Lok's sales increase of $4.5 million was due to increased product demand as well as the completion of a large contract for one customer. Sales increased $0.9 million at Hanna primarily due to increase demand in their mobile cylinder product lines manufactured in Milwaukee, WI. Steelcraft's sales were down $0.3 million compared to last year's first half.

     Gross profit for the first half of 1999 was $10.8 million, compared to $13.0 million of gross profit for the first half of 1998, a decrease of $2.2 million. First half 1999 gross profit margin was 17.5%, compared to 20.6% in the first half of 1998. Gross profit during the first half of 1999 compared to the first half of 1998 decreased $2.0 million at Alliance, $0.4 million at Hanna and $0.3 million at both CPI and Steelcraft, partially offset by a $0.7 million increase at Auto-Lok. First half gross profit margins for 1999 compared to first half margins for 1998 increased only at Auto-Lok and decreased at all other divisions. The increase in gross profit and margin at Auto-Lok is due primarily to the division's increased volume. The decreases in gross profits and margins at the remaining divisions are due to decreases in volume noted above and a change in product mix at Hanna.

     Selling, general and administrative (SGA) expenses for the first half of 1999 were $6.8 million, compared to $7.4 million for the first half of 1998, a decrease of $0.6 million. SGA expenses as a percentage of sales decreased to 11.0% for the first half of 1999 compared to 11.7% in 1998's first half. The decreases in SGA and SGA as a percentage of sales were due to an overall effort to contain and reduce such costs.

     Other income for the first half of 1999 was $1.4 million, compared to other expense of $0.1 million for the first half of 1998, a net increase in income of $1.5 million. Other income for the first half of 1999 includes a gain of $1.7 million recorded in the second quarter related to the sale of the land and building which comprised the former Chicago, Illinois location of Klemp. See "Recent Developments - Sale of Property." Excluding the gain, there were no individually significant or offsetting items in either of the first halves of 1999 or 1998.

     Interest expense, net, in each of the first halves of 1999 and 1998 was $3.6 million. A decrease in the effective borrowing rate on the Company's debt for the first half of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999 and an increase in the level of amortization of deferred financing costs.

     There was a tax provision of $0.7 million for the first halves of both 1999 and 1998. The tax provision for both periods is directly related to the level of pre-tax income.

     The equity loss from operations of affiliate in the first half of 1999 of $0.1 million and of $2.3 million in the first half of 1998 represents the Company's share of Reunion's results for each period.

     Effective January 1, 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. Such start-up costs primarily related to the Company's international subsidiaries.


RESULTS OF DISCONTINUED OPERATIONS

Three Months Ended June 30, 1999 Compared to
  Three Months Ended June 30, 1998

     Discontinued Klemp operations generated net sales during the three month periods ended June 30, 1999 and 1998 of $13.4 million in each period and losses before taxes of $131,000 and $555,000, respectively. The losses before taxes include allocated interest expense of $644,000 for the three months ended June 30, 1999 and $660,000 for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to
  Six Months Ended June 30, 1998

     Discontinued Klemp operations generated net sales during the six month periods ended June 30, 1999 and 1998 of $26.1 million and $27.3 million, respectively, and losses before taxes of $665,000 and $288,000, respectively. The losses before taxes include allocated interest expense of $1,302,000 for the six months ended June 30, 1999 and $1,296,000 for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

General

     Except for its foreign subsidiaries, which are classified as part of Discontinued Klemp, the Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide day-to-day operating funds to the foreign operations nor does the Company guarantee any foreign indebtedness. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. See "Recent Developements - Discontinued Operations."

     On October 30, 1998, the Company and NationsBank executed the Financing Agreement wherein NationsBank has provided the Company with the NationsBank Facility of up to a maximum principal amount of $40.0 million, including a letter of credit facility of up to $5.0 million.

     The NationsBank Facility includes a special availability amount, as defined in the Financing Agreement, of $6.0 million. The special availability amount is being reduced in $250,000 monthly increments which began in February 1999. The special availability amount was further reduced by $2.28 million in April 1999. See "Recent Developments - Sale of Property." Once reduced, the special availability amount may not be reborrowed without NationsBank's consent. Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the special availability amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR. The NationsBank Facility also includes an unused line fee and a monthly service charge.

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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility. Financial covenants in the NationsBank Facility include an adjusted earnings before interest, taxes, depreciation and amortization (NationsBank EBITDA) to fixed charge coverage ratio and an indebtedness to cash flow ratio, calculations of which are defined in the Financing Agreement. Generally all amounts for calculation of the ratios are derived from domestic operations and NationsBank EBITDA is adjusted for domestic capital expenditures. These covenants require the Company to maintain a rolling twelve-month minimum adjusted NationsBank EBITDA to fixed charge coverage ratio of 1.2:1 and a maximum indebtedness to cash flow ratio of 5.0:1. At June 30, 1999 such ratios were 1.4:1 and 4.8:1, respectively, and complied with the Financing Agreement. Borrowings outstanding under the

NationsBank Facility at June 30, 1999 totaled $31.2 million and the weighted average rate for borrowing was 7.5%.

     On July 23, 1999, the Company and NationsBank executed an amendment and waiver to the NationsBank Facility. In general, the amendment and waiver fixed the special availability amount at $3.47 million, an increase of $1 million in the then existing special availability amount. Additionally, the amendment provides that the special availability amount would start to be reduced in weekly amounts of at least $270,000 beginning August 16, 1999 only if the Company failed to deliver certain documents related to the potential sale of a division or failed to deliver additional collateral for the special availability amount. The amendment and waiver also waived two instances of noncompliance by the Company in June and July 1999 of the covenant that requires the Company to maintain a minimum average daily availability of no less than $1.0 million. In exchange for providing the Company with the amendment and waiver, NationsBank received $100,000 in fees, additional collateral for the special availability amount and potential fees of $50,000 on September 1, 1999 and October 1, 1999 dependent on certain circumstances related to the potential sale of a division or other additional collateral. Except for the instances of noncompliance waived above, the Company was in compliance with all representations, warranties and covenants at June 30, 1999.

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

     Based on its own liquidity, the Company was unable to consummate the Purchase Offer on June 1, 1999, resulting in an Event of Default under the Indenture. Such Event of Default was subsequently cured by the Company. See "Recent Developments - Senior Note Purchase Offer." The Company is required to offer to purchase up to $25,000,000 principal amount of Senior Notes, plus accrued and unpaid interest through the purchase date, on June 1, 2000. The full principal amount of this $25,000,000 of Senior Notes is classified as current maturities of long-term debt in the Company's consolidated balance sheet at June 30, 1999. See "Possible Merger with Reunion."

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

Operating Activities

     Operating activities used less than $0.1 million of cash during the first half of 1999, compared to cash provided of $0.3 million in the first half of 1998, a decrease of $0.4 million. This decrease in cash provided from operating activities was due primarily to chages in the levels of working capital in each period.

Investing Activities

     Investing activities provided $2.8 million of cash during the first half of 1999, compared to cash used of $2.6 million during the first half of 1998, an increase in cash provided of $5.4 million. The increase in cash provided from investing activities was due to the $4.6 million of cash received from the sale of property in the second quarter of 1999 (see "Recent Developments - Sale of Property) and a $0.7 million decrease in the level of capital expenditures in the first half of 1999 compared to 1998.

Financing Activities

     Financing activities during the first half of 1999 used almost $2.9 million in cash, compared to $1.8 million of cash provided during the first half of 1998, an increase in cash used of $4.6 million. This increase in cash used is the result of a decrease of $2.8 million in the level of net borrowings under revolving credit facilities during the first half of 1999 compared to an increase of $1.7 million in the first half of 1998.


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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------
                    4.46           Amendment No. 1 to Financing and Security
                                   Agreement and Waiver between Chatwins
                                   Group, Inc. and Bank of America (formerly
                                   NationsBank) dated July 23, 1999.

                   27              Financial Data Schedule (electronically
                                   filed report only).

          (b)  Reports on Form 8-K

               On June 3, 1999, the Company filed a Current Report on Form 8-K dated June 2, 1999, to report under Item 5 that it had given notice to tendering Senior Note holders of its request to withdraw tendered Senior Notes, of a third-party Senior Note purchase offer and of the possible sale of Klemp, and to file such notice as an exhibit under Item 7.

               On June 9, 1999, the Company filed a Current Report on Form 8-K dated June 7, 1999, to report under Item 5 that it had given notice to tendering Senior Note holders of its extension of request to withdraw tendered Senior Notes and had given notice to the Trustee of an Event of Default under the Indenture, and to file such notices as exhibits under Item 7.

               On June 25, 1999, the Company filed a Current Report on Form 8-K dated June 23, 1999, to report under Item 5 that it had given notice to tendering Senior Note holders of its termination of extension of request to withdraw tendered Senior Notes and had given notice to the Trustee of the cure of the Event of Default, and to file such notices as exhibits under Item 7.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  August 16, 1999                          CHATWINS GROUP, INC.
       ---------------                             (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer

                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

          4.46      Amendment No. 1 to Financing and Security
                    Agreement and Waiver between Chatwins
                    Group, Inc. and Bank of America (formerly
                    NationsBank) dated July 23, 1999.                 27

         27         Financial Data Schedule                           34