Form 10-K/A
period 1998-12-31
CHATWINS GROUP INC
filed 1999-11-10
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004
                                 FORM 10-K/A
                              (Amendment No. 1)
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

At March 1, 1999, 289,677 shares of common stock, par value $.01 per share, were outstanding.
==============================================================================


                             CHATWINS GROUP, INC.
                              TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
                                    PART I
Item 1.   Business                                                        1
Item 2.   Properties                                                     15
Item 3.   Legal Proceedings                                              15
Item 4.   Submission of Matters to a Vote of Security Holders            16

                                   PART II
Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                  17
Item 6.   Selected Financial Data                                        18
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                21
Item 8.   Financial Statements and Supplementary Data                    37
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures                      37

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant             37
Item 11.  Executive Compensation                                         41
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                        43
Item 13.  Certain Relationships and Related Transactions                 45

                                   PART IV
Item 14.  Exhibits, Financial Statements Schedules,
            and Reports on Form 8-K                                      49

The Registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1998 for the classification of its Klemp division as a discontinued operation pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and for the reclassification of its equity results from continuing operations of affiliate from below continuing operations, net of tax effect, to a component of results from continuing operations.

Item 1.   Business
Item 2.   Properties
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

                                    PART I


Item 1.   Business.
          ---------

GENERAL

     Chatwins Group, Inc. (referred to herein as the "Company", "Chatwins" or "Registrant"), through its manufacturing divisions, designs, manufactures and markets a broad range of fabricated and machined industrial parts and products, primarily for sale to original equipment manufacturers in a variety of industries. The Company's principal fabricated and machined products, and the divisions that produce them, include large, seamless pressure vessels for highly pressurized gases produced by the CP Industries division (CPI), industrial hydraulic and pneumatic cylinders produced by the Hanna division (Hanna), industrial cranes and large mill equipment produced by the Alliance Machine Company division (Alliance), cold-rolled steel leaf springs produced by the Steelcraft division (Steelcraft) and high quality roll formed and structural storage racks produced by the Auto-Lok division (Auto-Lok). The Company also has a small oil and gas division (Europa). On May 28, 1999, the management of the Company adopted a formal plan of disposal for all of the assets and operations of the Klemp division, including its Mexican and Chinese subsidiaries. Accordingly, these financial statements reflect the classification of its Klemp division as a discontinued operation pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

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

Klemp de Mexico - In 1993, the Company entered into a joint venture with a Mexican company for the purpose of manufacturing, selling and distributing metal bar grating in Mexico. This affiliate, Acervalco-Klemp, S.A. de C.V., was 49% owned by the Company. During May 1994, the Company increased its ownership in Acervalco-Klemp, S.A. de C.V., to 85% and has consolidated the results since such date. In January 1995, the subsidiary's name was changed to Klemp de Mexico. Klemp de Mexico is classified as part of discontinued operations.

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

Shanghai Klemp - In December 1995, the Company entered into a joint venture agreement with China Metallurgical Import & Export Shanghai Company (CMIESC) and Wanggang Township Economic Development Corporation (Wanggang) to form Shanghai Klemp Metal Products Co. Ltd., (Shanghai Klemp). CMIESC is a state-owned foreign trade enterprise which trades in steel and equipment used in the manufacture of steel products. Wanggang is an independently owned, industrial development corporation focusing on economic growth in the Pudong New Area of Shanghai. As the Company has a 65% interest in Shanghai Klemp, Shanghai Klemp is consolidated for financial reporting purposes. Shanghai Klemp is classified as part of discontinued operations.

Suzhou Grating Co. Ltd. - In May 1998, the Company entered into a joint venture agreement with Nantong Grating Composite Materials Co. Ltd. (Nantong) and American Grating, Inc. (American Grating) to create a sino-foreign equity joint venture known as Suzhou Grating Co., Ltd. (Suzhou). Nantong is an independently owned manufacturing company organized under the laws of the PRC. American Grating is a privately held U.S. corporation incorporated in the state of California. The Company's 10% investment in Suzhou is being accounted for under the cost method and is classified as part of discontinued operations.

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

     The following represents net sales, EBITDA (as defined), and total assets by division and subsidiary at and for the years ended December 31, 1998, 1997 and 1996 (in thousands, including notes hereto, unless otherwise indicated):

                                                                      Total
                                    Net Sales        EBITDA(1)       Assets(2)
                                 --------------      ---------       ---------
  At and for the year ended
    December 31, 1998:
Alliance                            $ 41,982          $ 2,485        $ 18,111
Auto-Lok                              25,794            1,775          10,645
CPI                                   28,284            6,003          20,117
Europa                                   105               62           1,106
Hanna                                 34,458            5,714          17,544

Steelcraft                             3,960              644           1,651
                                    --------          -------        --------
  Totals                            $134,583          $16,683        $ 69,174
                                    ========          =======        ========
  At and for the year ended
    December 31, 1997:
Alliance                            $ 43,791          $ 3,817        $ 14,872
Auto-Lok                              26,524              899          10,054
CPI                                   28,171            5,882          17,071
Europa                                   135               29           1,326
Hanna                                 33,420            4,721          15,916

Steelcraft                             4,378              889           1,705
                                    --------          -------        --------
  Totals                            $136,419          $16,237        $ 60,944
                                    ========          =======        ========
  At and for the year ended
    December 31, 1996:
Alliance                            $ 28,091          $ 1,546        $ 12,662
Auto-Lok                              16,864             (154)          7,860
CPI                                   25,107            5,377          16,236
Europa                                   148               94           1,433
Hanna                                 29,617            3,127          15,972

Steelcraft                             4,010              771           1,766
                                    --------          -------        --------
  Totals                            $103,837          $10,761        $ 55,929
                                    ========          =======        ========

(1) Excludes Headquarters expenses in the years ended December 31, 1998, 1997 and 1996 of $2,007, $2,398 and $1,558, respectively. See Item 6 for operating income and a definition of EBITDA.

(2) Excludes Headquarters assets at December 31, 1998, 1997 and 1996 of $15,762, $20,794 and $20,286, respectively.

GENERAL ASPECTS APPLICABLE TO THE DIVISIONS

Raw Materials - The major raw materials used by the Company in its fabricated and machined products manufacturing divisions include steel hot- and cold-rolled bands, structural bars, stainless steel coils, welded and seamless steel tubing and pipe, steel alloy bars, steel plates, brass tubing and bars and aluminum extrusions, all of which are supplied by various domestic sources. Prices for most of these raw materials used by the Company remained relatively constant during 1998. There can be no assurance that prices for these and other materials used by the Company will not increase in the future.

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

Export Sales - The Company's export sales for 1998 were approximately 9% of total sales. Export sales were primarily made in four major areas during 1998
- the Far East, Mexico and South America, the United Kingdom and Canada. CPI accounted for approximately 63% of export sales during 1998, recording sales in all four areas, but primarily in Taiwan and the United Kingdom. Alliance represented almost all of the remainder, primarily in Mexico and Brazil.
Hanna also had a small amount of export sales, primarily to Canada. Export sales of the remaining divisions were insignificant. The Company does not consider the domestic sales of its discontinued foreign subsidiaries as export sales.

Backlog - The Company's consolidated backlog at December 31, 1998 and 1997 was approximately $42.4 million and $55.9 million. Except for Alliance, all backlog orders at December 31, 1998 are expected to ship within a year. Due to the nature of its business, Alliance's backlog, which represented 32% and 51% of consolidated backlog at December 31, 1998 and 1997, respectively, is expected to ship within two years.

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

Employees - As of December 31, 1998, the Company had a total of 1,297 people in manufacturing, sales and administrative positions. Upon consummation of the sale of the Klemp division, the Company's total employment will be reduced by approximately 458 employees. The Company believes its relations with its employees are good.

     A breakdown of the Company's workforce by location and function at December 31, 1998, excluding the employees of Klemp, is as follows.

                                                    General and
Division   Location             Manufacturing      Administrative      Total
--------   --------           -----------------   -----------------    -----
                              Union   Non-Union   Union   Non-Union
                              -----   ---------   -----   ---------
Alliance - Alliance, OH       174(1)      60                  26         260
Auto-Lok - Acworth, GA                   153                  45         198
CPI -      McKeesport, PA      90(2)       7       8(3)       26         131
Hanna -    Chicago, IL                    85                  31         116
           Milwaukee, WI                  72                  10          82

Steelcraft-Miami, OK                      29                   4          33
Hdqtrs. -  Pittsburgh, PA                                     19          19
                              ---        ---       -         ---       -----
  Totals                      264        406       8         161         839
                              ===        ===       =         ===       =====

(1)  United Steelworkers of America - Contract expires June 14, 1999.
(2)  United Steelworkers of America - Contract expires May 31, 2001.
(3)  United Steelworkers of America - Contract expires May 31, 2001.


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

Item 2.   Properties.
          -----------

     The Company has a total of 71.2 acres and 1,389,233 square feet being used for ongoing operations. Except for CPI's sales office in Beijing, China and the Company's corporate headquarters in Pittsburgh, PA, which is administrative, all locations are both manufacturing and administrative facilities:

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

Item 6.   Selected Financial Data.
          ------------------------

     Historical data have been restated for the classification of the Klemp division as a discontinued operation.

                      SELECTED HISTORICAL FINANCIAL DATA
                    (in thousands, including notes hereto,
              except for share and per share amounts and ratios)

Year Ended December 31,          1998      1997     1996      1995     1994
                               --------  -------- --------  -------- --------
EARNINGS DATA(1):

Net sales                      $134,583  $136,419 $103,837  $134,205 $113,189
Cost of sales                   108,616   111,259   84,579   108,155   92,426
                               --------  -------- --------  -------- --------
Gross profit                     25,967    25,160   19,258    26,050   20,763
Selling, general and
  administrative expenses        13,776    13,439   12,621    14,285   13,872
Other (income) expense, net         596       658      275       444      131

                               --------  -------- --------  -------- --------
Operating profit                 11,595    11,063    6,362    11,321    6,760
Interest expense, net(2)          7,462     7,402    7,378     7,630    6,792
Equity loss from continuing
  operations of affiliate         4,056       373      915         -        -
                               --------  -------- --------  -------- --------
Income (loss) from continuing
  operations before income
  taxes                              77     3,288   (1,931)    3,691      (32)
Provision for (benefit from)
  income taxes(3)                    29       833     (691)      629       (6)
                               --------  -------- --------  -------- --------
Income (loss) from continuing
  operations                   $     48  $  2,455 $ (1,240) $  3,062 $    (26)
                               ========  ======== ========  ======== ========
Income (loss) from continuing
  operations applicable to
  common stock(4)              $   (408) $  1,999 $ (1,696) $  2,606 $   (476)
                               ========  ======== ========  ======== ========
Average equivalent common
  shares outstanding(11)        265,088   292,887  242,887   292,887  243,242
                               ========  ======== ========  ======== ========
Income (loss) from continuing
  operations per common
  share(11)                    $  (1.54) $   6.82 $  (6.98) $   8.90 $  (1.96)
                               ========  ======== ========  ======== ========
Ratio of earnings to
  fixed charges(5)                1.01x     1.39x        -     1.41x    1.48x
                               ========  ======== ========  ======== ========

Year Ended December 31,          1998      1997     1996      1995     1994
                               --------  -------- --------  -------- --------
OPERATING AND OTHER DATA:
EBITDA(6)                      $ 14,676  $ 13,839 $  9,203  $ 14,089 $  8,846
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  operating activities(12)       (3,094)    3,616    3,492     2,472   (1,432)
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  investing activities(12)       (5,195)   (5,044)  (1,190)   (6,866)  (4,321)
                               ========  ======== ========  ======== ========
Cash flow from (used in)
  financing activities(12)        7,896     1,806    (2,303)   4,725    5,271
                               ========  ======== ========  ======== ========
Depreciation and
  amortization(7)                 3,081     2,776    2,841     3,257    3,538
                               ========  ======== ========  ======== ========
Capital expenditures of
  continuing operations           2,364     2,694    3,051     3,853    3,284
                               ========  ======== ========  ======== ========

At December 31,                  1998      1997     1996      1995     1994
                               --------  -------- --------  -------- --------
BALANCE SHEET DATA:

Working capital(10)            $ 25,194  $ 20,786 $ 18,274  $ 15,760 $ 13,437
                               ========  ======== ========  ======== ========
Total assets                    108,496   103,330   95,239   101,020   90,311
                               ========  ======== ========  ======== ========
Total long-term debt(9)          50,019    50,043   50,066    50,090   50,966
                               ========  ======== ========  ======== ========
Redeemable preferred stock        8,482     8,026    7,570     7,114    6,658
                               ========  ======== ========  ======== ========
Stockholders' equity(8)          (8,594)   (6,863)  (8,666)   (7,771) (11,608)
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

(5)  See Item 14, Exhibit 12.1.

(6)  EBITDA is calculated as follows:

                                 1998     1997     1996      1995     1994
                               -------- -------- --------  -------- --------
Income from continuing
  operations                   $     77 $  3,288 $ (1,931) $  3,691 $    (32)
Interest expense, net(2)          7,462    7,402    7,378     7,630    6,792
Depreciation and amortization(7)  3,081    2,776    2,841     3,257    3,538
Equity loss from continuing
  operations of affiliate         4,056      373      915         -        -
Gain on sale of business              -        -        -    (1,190)  (1,452)
Loss on notes receivable              -        -        -       701        -
                               -------- -------- --------  -------- --------
     EBITDA                    $ 14,676 $ 13,839 $  9,203  $ 14,089 $  8,846
                               ======== ======== ========  ======== ========

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

(12) Current accounting rules do not require restatement of the statement of cash flows upon the classification of a segment as a discontinued operation.

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     During 1998, the Company's organizational structure included six divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion. On May 28, 1999, the management of the Company adopted a formal plan of disposal for all of the assets and operations of the klemp division, including its Mexican and Chinese grating subsidiaries. Accordingly, these financial statements reflect the classification of its Klemp division as a discontinued operation pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Substantially all of the Company's operations relate to metal products.

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

     In addition to this new system, the Company has completed its assessment of all other systems and software in place at all locations and has identified hardware replacements and software upgrades necessary to achieve Y2K compliance. The identified hardware replacements and software upgrades are scheduled to be completed and tested by the end of 1999 and will be provided by vendors whose hardware and software have achieved Y2K certification. The cost of the identified hardware replacements and software upgrades are not expected to be material and, absent the need to achieve Y2K compliance, would be a normal part of the Company's ongoing program for maintaining up-to-date information technology. The incremental cost of hardware replacements and software upgrades required to achieve Y2K readiness is estimated to be less than $0.1 million. The Company has incurred and expects to continue to incur internal staff and other costs as a result of modifying existing systems to be Y2K compliant. Such costs will continue to be expensed as incurred and funded through internally generated cash while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives.

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

RESULTS OF OPERATION

1998 compared to 1997

     Net sales for 1998 totaled $134.6 million, compared to $136.4 million for 1997. Sales for 1998 decreased $1.8 million, or 1%. A sales increase of $1.0 million at Hanna was offset by decreases or flat revenues at the remaining divisions. Sales decreased $1.8 million at Alliance, $0.7 million at Auto-Lok and $0.4 million at Steelcraft. CPI reported flat revenues in 1998 compared to 1997. The increase in sales at Hanna in 1998 compared to 1997 occurred in the fourth quarter of 1998 and was the result of a series of large shipments to one of Hanna's largest customers. The decrease in sales at Alliance was primarily due to a slight decrease in the level of material inputs to large projects during 1998 compared to 1997. Decreases at Auto-Lok and Steelcraft were general in nature and not indicative of adverse trends.

     Gross profit for 1998 was $26.0 million, a 3% increase compared to $25.2 million for 1997. Gross profit margin was 19.3% in 1998, compared to 18.4% in 1997. Gross profit during 1998 compared to 1997 improved $1.1 million at Hanna, $0.8 million at Auto-Lok and $0.5 million at CPI. These gross profit improvements were partially offset by decreases of $1.3 million at Alliance and $0.2 million at Steelcraft. Gross profit margin was also up at Hanna, Auto-Lok and CPI, but down at Alliance and Steelcraft. The increase in gross profit and margin at Hanna was primarily due to the efficiencies of increased volume and a shift in product mix towards its industrial cylinder line, which has higher margin products than its mobile cylinder line. Although Auto-Lok's overall volume decreased in 1998 compared to 1997, the increase in gross profit and margin at Auto-Lok was primarily due to the efficiencies of a higher operating level at Auto-Lok's facility due to the ability to absorb fixed and semi-variable overhead costs by the integration of King-Way's operations. See "Recent Developments - King-Way." CPI's profits and margin both improved in 1998 compared to 1997 due to a higher margin product mix while Alliance's profits and margin were negatively impacted by cost overruns on a large project. The decrease in Steelcraft's profits and margin were directly related to the decrease in volume in 1998 compared to 1997.

     Selling, general and administrative (SGA) expenses for 1998 were $13.8 million, compared to $13.4 million for 1997, an increase of $0.4 million. SGA expenses as a percentage of sales increased to 10.2% for 1998 compared to 9.9% in 1997. The increase in SGA and SGA as a percentage of sales occurred during the first half of 1998 and was due to an overall increase in administrative spending at certain significant divisions due to increased domestic and international marketing efforts.

     There was other expense in 1998 of $0.6 million, compared to other expense of $0.7 million for 1997, a net decrease of $0.1 million. There were no individually significant or offsetting items in either 1998 or 1997.

     Interest expense, net, for 1998 was $7.5 million, compared to $7.4 million for 1997, an increase of $0.1 million. In general, average borrowing levels under the Company's revolving credit facilities increased during 1998 when compared to 1997 as a result of an increase in net working capital (defined as receivables and inventories less trade payables).

     The Company's results of continuing operations for 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of continuing operations for 1998, which included an $8.8 million charge to continuing operations resulting from an adverse litigation judgment entered against Reunion (see "Recent Developments - Affiliate Litigation Provision"). The equity losses from continuing operations of affiliate in both 1998 and 1997 represent the Company's share of Reunion's results from continuing operations for each period.

     There was a tax provision of less than $0.1 million in 1998, compared to $0.8 million in 1997, a decrease of $0.7 million. The decrease in the tax provision for 1998 compared to 1997 was primarily due to a $0.3 million reduction in the valuation allowance for deferred tax assets during 1997 compared to no change in the valuation allowance during 1998 as well as a decrease in pre-tax income in 1998 over 1997.

     The Company's results of operations for 1998 and the carrying value of the Company's investment in Reunion common stock on the equity method of accounting were adversely affected by Reunion's results of discontinued operation as a result of a $1.7 million charge to discontinued operations related to environmental remediation costs for certain Louisiana oil and gas properties it owns. The equity loss from discontinued operations of affiliate of in 1998 and equity income from discontinued operations of affiliate in 1997 represent the Company's share of Reunion's results from discontinued operations.

1997 compared to 1996

     Net sales for 1997 totaled $136.4 million, compared to $103.8 million for 1996, increasing $32.6 million, or 31%. Sales increased at all divisions of the Company. Sales increased $15.7 million at Alliance, $9.6 million at Auto-Lok, $3.8 million at Hanna, $3.1 million at CPI and $0.4 million at Steelcraft. The increase in sales at CPI was primarily due to an increase in orders from and shipments to one of CPI's largest domestic customers. The increases at Auto-Lok and Hanna are primarily due to a general increase in demand for their products, which has resulted in higher levels of orders and shipments. The increase in sales at Alliance is primarily due to a significant increase in orders associated with the steel industry that began in the fourth quarter of 1996 and continued into 1997.

     Gross profit for 1997 was $25.2 million, compared to $19.3 million for 1996. Gross profit for 1997 increased $5.9 million, or 31%. Gross profit margin was 18.4% in 1997, compared to 18.5% in 1996. Gross profit during 1997 compared to 1996 improved at all divisions of the Company due to higher volumes. Gross profit margin improved significantly at Hanna due to the efficiencies of increased volume and cost savings programs and increased at all of the Company's other divisions due to volume increases

     SGA expenses for 1997 were $13.4 million, compared to $12.6 million for 1996. However, SGA expenses as a percentage of sales decreased to 9.9% for 1997 compared to 12.2% in 1996. The decrease in SGA expenses as a percentage of sales was primarily due to the 31% increase in sales while SGA expenses increased only 7% as a result of the fixed and semi-variable nature of certain expenses.

     Other expense for 1997 was $0.7 million compared to $0.3 million in 1996. There were no individually significant or offsetting items in either 1997 or 1996.

     Interest expense, net, for 1997 was slightly above $7.4 million, compared to slightly below $7.4 million for 1996. A slightly higher level of interest expense under the Revolving Credit Facility in 1997 compared to 1996 was offset by a lower level of interest expense on related party indebtedness.
The increase in interest expense on the Revolving Credit Facility was due to a
 .25% increase in the prime lending rate (as defined) and a higher level of average borrowings. The decrease in interest expense on related party indebtedness was due to the full repayments of the Parkdale Note and Gesterkamp Note during the first half of 1997.

     The equity losses from continuing operations of affiliate in both 1997 and 1996 represent the Company's share of Reunion's results from continuing operations for each period.

     There was a tax provision of $0.8 million in 1997 compared to a tax benefit of $0.7 million in 1996. The increase in the provision for income taxes was due to the increase in pre-tax earnings, partially offset by the $360,000 reduction in the valuation allowance for deferred tax assets. See "Liquidity and Capital Resources."

     The equity income from discontinued operations in both 1997 and 1996 represent the Company's share of Reunion's results from discontinued operations.




LIQUIDITY AND CAPITAL RESOURCES

General

     Except for its foreign subsidiaries, which are classified as part of discontinued operations, the Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide funds to the foreign operations nor does the Company guarantee any foreign indebtedness.

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

     The NationsBank Facility includes a Special Availability Amount, as defined in the Financing Agreement, of $6.0 million. The Special Availability Amount is required to be reduced in $250,000 monthly increments beginning in

February 1999. Once reduced, the Special Availability Amount may not be reborrowed. Availability under the NationsBank Facility is subject to a borrowing base limitation calculated as the aggregate of 85% of eligible accounts receivable plus the lesser of $15.0 million or the sum of 60% of finished goods and raw materials, 50% of supplies and stores, a percentage, determined from time to time by NationsBank, of work-in-process and the Special Availability Amount in effect at the time of the calculation, all of the above as defined in the Financing Agreement. Interest under the NationsBank Facility is determined by reference to various rates including the NationsBank prime rate, the Federal Funds rate or LIBOR, each plus an applicable margin. The Company may elect the rates upon notification to NationsBank with applicable margins ranging from zero to 0.5% when using either the NationsBank prime rate or the Federal Funds rate and from 2.0% to 2.75% when using LIBOR. The NationsBank Facility also includes an unused line fee and a monthly service charge.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     In conducting business, the Company has market risk exposures to foreign currency exchange rates, interest rates and raw material prices. Although the Company's foreign subsidiaries are classified within discontinued operations, it is still exposed to foreign currency exchange rate risks discussed below until such entities are sold. See Item 1. "Business - General Aspects Applicable to the Divisions."

Foreign Currency Exchange Rate Risk

     The Company's continuing operations manufactures its products in the

United States (U.S.). Of the Company's $134.6 million of consolidated net sales for 1998, $12.0 million were export sales to other countries. Amounts and locations of such sales are set forth in Item 1. "Business - General Aspects Applicable to the Divisions."

     Export sales to foreign countries from the Company's U.S. locations are denominated in U.S. dollars, the Company's reporting currency. Accordingly, transaction loss exposures due to fluctuations in the functional currencies of the countries to which the Company's domestic locations export, which vary significantly from year to year, are minimal.

     Sales of Klemp de Mexico and Shanghai Klemp, the Company's discontinued foreign subsidiaries, are almost entirely within the countries in which they are located and are denominated in each location's functional currency; the peso in Mexico and the renminbi (RMB) in China. Accordingly, transaction loss exposure to the Company from fluctuations in each location's functional currency are minimal.

     The Company's exposure to foreign currency rate fluctuations arise from the translation effects on the Company's investments in its international subsidiaries from potential fluctuations in each subsidiary's functional currency. At December 31, 1998, the Company had approximately $3.6 million invested in Klemp de Mexico and approximately $1.9 million invested in Shanghai Klemp.

     Effective January 1, 1997, Mexico's economy was classified as highly inflationary as defined in SFAS 52 due primarily to the substantial inflation in Mexico over 1995 and 1996, which was approximately 60% and 30%, respectively. During 1997, inflation in Mexico subsided substantially and the peso devalued minimally; from 7.84 pesos/$1.00 at December 31, 1996 to 8.07 pesos/$1.00 at December 31, 1997. However, during 1998, even though inflation remained relatively stable, the peso devalued almost 25% against the U.S. dollar; from 8.07 pesos/$1.00 at December 31, 1997 to almost 10.00 pesos/$1.00 at December 31, 1998. This devaluation of the peso had a significant impact on the Company's investment in Klemp de Mexico, resulting in translation losses charged to earnings during 1998 of $150,000 and an increase in the cumulative translation adjustment account in accumulated other comprehensive losses in equity of $666,000. On a sensitivity basis, additional devaluations of the peso, if any, of the magnitude seen during 1998 can be expected to have a similar impact on the future financial position and operating results of the Company. Effective January 1, 1999, Mexico emerged from highly inflationary status. As such, future fluctuations in the value of the peso against the U.S. dollar will be recorded as adjustments to the cumulative translation adjustment account in net assets of discontinued operations.

     Impacts on the Company due to foreign currency rate fluctuations in China have been insignificant. Since establishing the joint venture, the RMB has remained stable at approximately 8.3 RMB/$1.00. However, fluctuations in the RMB against the U.S. dollar could have a significant impact on the financial position and operating results of the Company, primarily in the form of translation effects. On a sensitivity basis, a 10% devaluation in the value of the RMB at December 31, 1998 would be estimated by the Company to have an approximate $200,000 negative impact on the cumulative translation adjustment in equity.

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

As discussed in Notes 1 and 20 to the accompanying consolidated financial statements, the Company has reported the Klemp division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 26, 1999, except as to Note 20 which is as of May 28, 1999

                             CHATWINS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
     ASSETS:
Cash and equivalents                             $    213            $    630
Receivables, net                                   29,696              26,039
Inventories (note 3)                               14,506              11,276
Other current assets                                3,816               4,371
Net assets of discontinued
  operations (notes 1 and 20)                      23,560              21,592
                                                 --------            --------
     Total current assets                          71,791              63,908
Property, plant and equipment, net (note 4)        18,590              19,168
Investments (note 5)                                6,707              11,413
Due from related parties (note 14)                  1,403                 600
Goodwill, net (note 1)                              3,575               3,778
Other assets, net (note 6)                          6,430               4,463
                                                 --------            --------
Total assets                                     $108,496            $103,330
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving credit facility (note 8)               $ 34,005            $ 26,061
Current maturities of debt (notes 2 and 9)         25,010                  48
Trade payables                                     14,151              11,162
Other current liabilities (note 7)                  8,838              10,320
                                                 --------            --------
     Total current liabilities                     82,004              47,591
Long-term debt (notes 2 and 9)                     25,057              50,043
Other liabilities                                   1,533               4,323
                                                 --------            --------
     Total liabilities                            108,594             101,957
                                                 --------            --------

Commitments and contingent liabilities (note 18)        -                   -
Redeemable preferred stock (note 11)                8,482               8,026
Warrant value (note 9)                                 14                 210

     Stockholders' equity (note 12):
Common stock (400,000 shares authorized,
  289,677 and 242,887 shares outstanding)               3                   3
Capital in excess of par value                      1,860               1,664
Treasury stock                                       (500)               (500)
Notes receivable from stockholders                 (1,001)             (1,001)
Accumulated deficit                                (8,956)             (7,029)
                                                 --------            --------
     Total stockholders' equity                    (8,594)             (6,863)
                                                 --------            --------
Total liabilities and stockholders' equity       $108,594            $103,330
                                                 ========            ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               (in thousands, except share and per share data)

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Net sales                                        $134,583  $136,419  $103,837
Cost of sales                                     108,616   111,259    84,579
                                                 --------  --------  --------
  Gross profit                                     25,967    25,160    19,258
Selling, general and administrative                13,776    13,439    12,621
Other (income) expense, net                           596       658       275
                                                 --------  --------  --------
  Operating profit                                 11,595    11,063     6,362
Interest expense, net                               7,462     7,402     7,378
Equity loss from continuing
  operations of affiliate                           4,056       373       915
                                                 --------  --------  --------
Income (loss) from continuing operations
  before income taxes                                  77     3,288    (1,931)
Provision for (benefit from) income taxes              29       833      (691)
                                                 --------  --------  --------
Income (loss) from continuing operations               48     2,455    (1,240)
                                                 --------  --------  --------
Equity income (loss) from discontinued
  operations of affiliate, net of tax                (429)      162        93
Income (loss) from discontinued operations         (1,090)     (358)      708
                                                 --------  --------  --------
Total income (loss) from discontinued operations   (1,519)     (196)      801
                                                 --------  --------  --------
  Net and comprehensive income (loss)            $ (1,471) $  2,259  $   (439)
                                                 ========  ========  ========
Income (loss) applicable to common stock         $ (1,927) $  1,803  $   (895)
                                                 ========  ========  ========
  Earnings per common share - basic (note 13):
Continuing operations                            $  (1.54) $   8.23  $  (6.98)
Discontinued operations                             (5.73)    (0.81)     3.30
                                                 --------  --------  --------
Earnings (loss) per common share - basic         $  (7.27) $   7.42  $  (3.68)
                                                 ========  ========  ========
Average equivalent shares outstanding - basic     265,088   242,887   242,887
                                                 ========  ========  ========
  Earnings per common share - diluted (note 13):
Continuing operations                            $  (1.54) $   6.82  $  (6.98)
Discontinued operations                             (5.73)    (0.66)     3.30
                                                 --------  --------  --------
Earnings (loss) per common share - diluted       $  (7.27) $   6.16  $  (3.68)
                                                 ========  ========  ========
Average equivalent shares outstanding - diluted   265,088   292,887   242,887
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                             CHATWINS GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Cash flow from operating activities:
Net income (loss)                                $ (1,471) $  2,259  $   (439)
Adjustments to reconcile net income (loss) to
  net cash from operating activities:
  Depreciation                                      3,922     3,438     3,279
  Amortization                                      1,235       955       984
  Provision for losses on inventories                   -       158       338
  Equity in net loss of affiliate                   3,106        62       456
  Changes in assets and liabilities:
      Decrease (increase) in receivables           (4,094)   (7,841)    3,553
      Decrease (increase) in inventories           (3,782)      (97)      381
      Decrease (increase) in other current assets     (47)     (343)      909
      Increase (decrease) in trade payables
        and other current liabilities               3,079     5,909    (3,612)
      Net change in other assets and liabilities   (5,042)     (884)   (2,357)
                                                 --------  --------  --------
Cash provided by (used in) operating activities    (3,094)    3,616     3,492
                                                 --------  --------  --------
  Cash flow from investing activities:
Capital expenditures                               (5,095)   (5,044)   (4,704)
Investment in joint venture                          (100)        -      (150)
Receipts from related parties                           -         -     3,664
                                                 --------  --------  --------
Cash used in investing activities                  (5,195)   (5,044)   (1,190)
                                                 --------  --------  --------
  Cash flow from financing activities:
Repayments of debt                                    (48)      (47)      (48)
Repayments to related parties                           -      (579)   (2,737)
Revolving credit facilities borrowings            191,281   180,115   159,449
Revolving credit facilities repayments           (183,337) (177,683) (158,967)
                                                 --------  --------  --------
Cash provided by (used in) financing activities     7,896     1,806    (2,303)
                                                 --------  --------  --------
Net increase (decrease) in cash and equivalents      (393)      378        (1)
Change in cash of discontinued operations             (24)        6       162
Cash and equivalents, beginning of year               630       246        85
                                                 --------  --------  --------
Cash and equivalents, end of year                $    213  $    630  $    246
                                                 ========  ========  ========
  Supplemental cash flow information:
Interest paid                                    $  9,211  $  9,226  $  8,938
                                                 ========  ========  ========
Income taxes paid (refunded)                     $   (139) $    205  $     53
                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies

Discontinued Operations

     During the second quarter of 1999, the Company's management adopted a plan to exit the grating manufacturing business through the disposition of substantially all the business and assets of its Klemp division (Discontinued Klemp). Upon the adoption of the plan, the Company classified and began accounting for Discontinued Klemp, including its international grating subsidiaries, as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), which requires discontinued operations to be reported separately from continuing operations. These consolidated financial statements and accompanying notes have been restated to reflect Discontinued Klemp in accordance with APB 30. See note 20.

Nature of Business

     Chatwins Group, Inc. (Company), is composed of five divisions that design, manufacture and market metal products and an oil and gas division. The Company's principal products include large, seamless pressure vessels for highly pressurized gases; industrial hydraulic and pneumatic cylinders; high quality, roll-formed and structural storage racks; industrial cranes; large mill equipment; and cold-rolled steel leaf springs. The Company's metals manufacturing divisions accounted for substantially all of the Company's net sales in 1998 and 1997. See notes 19 and 20.

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

Accounts Receivable

     Accounts receivable are net of $512,000 and $474,000 in allowance for doubtful accounts at December 31, 1998 and 1997, respectively. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

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

Goodwill

     The excess of the purchase consideration over the fair value of the assets acquired is being amortized generally over 20 years using the straight-line method. Accumulated amortization of goodwill at December 31, 1998 and 1997, is $1,581,000 and $1,378,000, respectively.

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
                                                 ========            ========

Foreign Currency Translation

     At December 31, 1998 and 1997, the Company had two majority-owned, consolidated foreign subsidiaries; Klemp de Mexico S.A de C.V (Klemp de Mexico) and Shanghai Klemp Metal Products Co., Ltd. (Shanghai Klemp). These subsidiaries are classified as discontinued operations. See note 20. Prior to 1997, the financial statements of Klemp de Mexico were measured using the Mexican peso. Effective January 1, 1997, Mexico was deemed to be a highly inflationary economy and the functional currency for the financial statements of Klemp de Mexico changed from the Mexican peso to the U.S. dollar. Effective January 1, 1999, Mexico emerged from highly inflationary status. Therefore, the functional currency for Klemp de Mexico's financial statements returned to the peso. The devaluation of the peso during 1998 had a negative impact on the financial position and results of operations of the Company. See notes 10 and 12.

     Shanghai Klemp's financial statements are measured using the Chinese Renminbi (RMB). Therefore, its assets and liabilities are translated at the exchange rate in effect at the end of a period. Income statement amounts are translated at the average rate of exchange prevailing during each month in the reporting period. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in net assets of discontinued operations. Transaction gains and losses resulting from foreign currency transactions, if any, are included in results of discontinued operations currently. See notes 10 and 12.

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


Note 3:   Inventories

Inventories are comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Raw material                                     $  6,144            $  4,838
Work-in-process                                     4,797               3,673
Finished goods                                      3,632               2,863
                                                 --------            --------
  Gross inventories                                14,573              11,374
Less:   LIFO reserves                                 (67)                (98)
                                                 --------            --------
  Inventories                                    $ 14,506            $ 11,276
                                                 ========            ========

Note 4:   Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Land                                             $  1,078            $  1,078
Oil and gas properties                              1,601               1,686
Buildings and improvements                          7,331               6,833
Machinery and equipment                            21,284              20,723
Computer systems                                    3,094               3,058
Furniture and fixtures                              1,281               1,115
Construction-in-progress                            2,661               1,798
                                                 --------            --------
  Property, plant and equipment                    38,330              36,291
Less:   Accumulated depreciation and depletion    (19,740)            (17,123)
                                                 --------            --------
  Property, plant and equipment, net             $ 18,590            $ 19,168
                                                 ========            ========


Note 5:   Investments

Investments are comprised of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Reunion common stock                             $  6,224            $ 10,930
Warrants to purchase Reunion common stock             483                 483

                                                 --------            --------
  Investments                                    $  6,707            $ 11,413
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
                                                         ========   ========

Note 6:   Other Assets

Other assets consist of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Deferred financing costs (net of accumulated
  amortization of $2,067 and $2,324)             $  2,525            $  2,043
Cash surrender value of life insurance policies     2,381               1,975
Other                                               1,524                 445
                                                 --------            --------
  Total other assets                             $  6,430            $  4,463
                                                 ========            ========

Note 7:   Other Current Liabilities

Other current liabilities consist of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Accrued wages and benefits                       $  2,619            $  3,413
Accrued pension costs (note 15)                       295                 322
Accrued postretirement benefits (note 15)           1,021                 971
Accrued interest                                    1,300               1,083
Other                                               3,603               4,531
                                                 --------            --------
  Total other current liabilities                $  8,838            $ 10,320
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

     For 1998, the blended effective rate for combined average outstanding borrowings of $28.2 million under both the Congress Facility and the NationsBank Facility was 10.1%. For 1997, the effective rate for average outstanding borrowings of $24.4 million under the Congress Facility was 10.7%.

Note 9:   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
13% Senior Notes due May 1, 2003 (net of
  unamortized discount of $76 and $100)(1)       $ 49,924            $ 49,900

Other                                                 143                 191
                                                 --------            --------
  Total long-term debt                             50,067              50,091
Current maturities                                (25,010)                (48)
                                                 --------            --------
  Total long-term debt, less current maturities  $ 25,057            $ 50,043
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

     Aggregate maturities of long-term debt for the next five years are as follows (in thousands):

                             Year ended December 31,
 Total        1999        2000        2001        2002        2003
-------     -------     -------     -------     -------     -------
$50,067     $25,010     $25,010     $    47     $     -     $     -
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

INTERNATIONAL SUBSIDIARIES AND MINORITY INTERESTS

     At December 31, 1998, the Company had approximately $3.6 million invested in Klemp de Mexico and approximately $1.9 million invested in Shanghai Klemp. The Company considers its investments in these international subsidiaries to be long-term in nature. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide day-to-day operating funds to the foreign operations nor does the Company guarantee any foreign indebtedness. These subsidiaries are classified as discontinued operations. See note 20.

Klemp de Mexico

     The Company's Mexican grating subsidiary, Klemp de mexico, is owned 85% by the Company and 15% by Mr. Kimball J. Bradley, Senior Vive President and shareholder of the Company and son of Mr. Bradley. During 1996, Klemp de Mexico, entered into a joint venture agreement with Consolidated Fabricators, Inc., a Massachusetts company, to form CFI-Klemp de Mexico (CFI-Klemp), a Mexican corporation. CFI-Klemp is in the business of metal fabrications. As Klemp de Mexico has a 50.1% interest in CFI-Klemp, CFI-Klemp is consolidated with Klemp de Mexico for financial reporting purposes. Their joint venture partner's 49.9% interest is included in net assets of discontinued operations in minority interest in the Company's consolidated balance sheet at December 31, 1998 and 1997.

     Total sales related to Klemp de Mexico for the years ended December 31, 1998, 1997 and 1996, were $4.7 million, $3.7 million and $3 million, respectively. Klemp de Mexico's sales for 1998, 1997 and 1996 included $1.7 million, $1.2 million and $0.7 million, respectively, related to CFI-Klemp.

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

     Effective January 1, 1997, Mexico's economy was classified as highly inflationary as defined in SFAS 52 due primarily to the substantial inflation in Mexico over 1995 and 1996, which was approximately 60% and 30%, respectively. During 1997, inflation in Mexico subsided substantially and the peso devalued minimally; from 7.84 pesos/$1.00 at December 31, 1996 to 8.07 pesos/$1.00 at December 31, 1997. However, during 1998, even though inflation remained relatively stable, the peso devalued almost 25% against the U.S. dollar; from 8.07 pesos/$1.00 at December 31, 1997 to almost 10.00 pesos/$1.00 at December 31, 1998. This devaluation of the peso had a negative impact on the Company's investment in Klemp de Mexico, resulting in translation losses charged to earnings during 1998 of $150,000 and an increase in the cumulative translation adjustment account in equity of $666,000. On a sensitivity basis, additional devaluations of the peso, if any, of the magnitude seen during 1998 can be expected to have a similar impact on the future financial position and operating results of the Company. At December 31, 1998, 1997 and 1996, the cumulative translation adjustment account in net assets of discontinued operations totaled $1,354,000, $688,000 and $688,000, respectively. Effective January 1, 1999, Mexico emerged from highly inflationary status. As such, future fluctuations in the value of the peso against the U.S. dollar will be recorded as adjustments to the cumulative translation adjustment account in net assets of discontinued operations.

Shanghai Klemp

     The Company's 65% interest in Shanghai Klemp is consolidated for financial reporting purposes. The joint venture partners' interests are included in minority interests in net assets of discontinued operations at December 31, 1998 and 1997. During 1998 and 1997, Shanghai Klemp had sales of $2.4 million and $0.7 million, respectively, and losses before taxes of $95,000 and $167,000, respectively. Production began in late December 1996 and its results were insignificant. During 1998 and 1997, losses allocated to the minority interests were $51,000 and $90,000, respectively.

     Impacts on the Company due to foreign currency rate fluctuations in China have been insignificant. Since establishing the joint venture, the RMB has remained stable at approximately 8.3 RMB/$1.00. However, fluctuations in the RMB against the U.S. dollar could have a significant impact on the financial position and operating results of the Company, primarily in the form of translation effects. On a sensitivity basis, a 10% devaluation in the value of the RMB at December 31, 1998 would be estimated by the Company to have an approximate $200,000 negative impact on the cumulative translation adjustment in net assets of discontinued operations.

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
                               ========    ========    ========    ========

     The Class D preferred stock is entitled to receive preferential and cumulative dividends at an annual rate of $100 per share. In liquidation, Class D preferred stock is entitled to a preference in the amount of $1,000 per share plus an amount equal to the dividends accumulated but unpaid to the date of final payment or dissolution and is not entitled to vote, except as may be required by law. The Company has the option to redeem any or all of the shares of Class D preferred stock, and the holders have the option to require the Company to redeem all (but not less than all) of the shares, unless restricted by law or the Company's financing agreements. Both the Indenture and NationsBank Financing Agreement restrict the Company from preferred stock redemptions. The redemption price is $1,000 per share plus an amount equal to the dividends accumulated but unpaid on the date of the redemption.

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

     The majority of the Company's stock is beneficially owned by the two principals of Stanwich Partners, Inc. (SPI), a company engaged in consulting services within the field of financial planning and reporting. Such principals have pledged approximately 43% of the total outstanding shares of the Company to the Senior Notes collateral agent for the benefit of the holders of the Senior Notes.

     The following represents all activity in stockholders' equity for the 3-year period ended December 31, 1998 (in thousands):

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Par value of common stock, January 1
    and December 31                              $      3  $      3  $      3
                                                 ========  ========  ========
  Treasury stock, January 1 and December 31      $  (500)  $   (500) $   (500)
                                                 ========  ========  ========
  Capital in excess of par value, January 1      $  1,664  $  1,664  $  1,664
Warrant exercises (note 9)                            196         -         -
                                                 --------  --------  --------
  Capital in excess of par value, December 31    $  1,860  $  1,664  $  1,664
                                                 ========  ========  ========
  Stockholder notes receivable, January 1
    and December 31                              $ (1,001) $ (1,001) $ (1,001)
                                                 ========  ========  ========
  Accumulated deficit, January 1                 $ (7,029) $ (8,832) $ (7,937)
Net income (loss)                                  (1,471)    2,259      (439)
Preferred stock accretions (note 11)                 (456)     (456)     (456)
                                                 --------  --------  --------
  Accumulated deficit, December 31               $ (8,956) $ (7,029) $ (8,832)
                                                 ========  ========  ========
  Total stockholders' equity,
    January 1                                    $ (6,863) $ (8,666) $ (7,771)
Warrant exercises                                     196         -         -
Net income (loss)                                  (1,471)    2,259      (439)
Preferred stock accretions                           (456)     (456)     (456)

                                                 --------  --------  --------
  Total stockholders' equity,
    December 31                                  $ (8,594) $ (6,863) $ (8,666)
                                                 ========  ========  ========

Note 13:  Earnings per Common Share

     The computations of basic and diluted earnings per common share (EPS) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands, except share and per share amounts):

                                                Income    Shares     EPS
                                               --------  --------  -------
     Year ended December 31, 1998:
Net loss                                       $ (1,471)
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS               (1,927)  265,088  $ (7.27)
                                               ========  ========  =======

     Year ended December 31, 1997:
Net income                                     $  2,259
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic EPS                1,803   242,887  $  7.42
                                                                   =======
Dilutive effect of Warrants                                50,000
                                               --------  --------
Income available to common stockholders,
  shares outstanding and diluted EPS           $  1,803   292,887  $  6.16
                                               ========  ========  =======
     Year ended December 31, 1996:
Net loss                                       $   (439)
Less:  Preferred stock dividend accretions         (456)
                                               --------
Income available to common stockholders,
  shares outstanding and basic and diluted EPS $   (895)  242,887  $ (3.68)
                                               ========  ========  =======

     For 1998 and 1996, assumed exercise of the Warrants has an anti-dilutive effect on per-share income from continuing operations. Therefore, basic and diluted EPS are the same for 1998 and 1996. For a discussion of the Warrants and preferred stock dividend accretions, see notes 9 and 12, respectively.


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

CPS Leasing

     During 1997 and 1998, the Company entered into thirteen operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and a beneficial shareholder of the Company. During 1997 and 1998, the Company made lease payments totaling $39,112 and $209,989, respectively, to CPSL.

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

     CGII's primary assets were two notes receivable from affiliates of the Company, and a minimal amount of cash, the sum of which totaled $0.7 million at December 31, 1997. During 1998, the Company and CGII agreed that CGII's liabilities significantly exceeded its assets and it would not be able to repay its obligations to the Company. As a result, the Company agreed to exchanged its notes receivable from CGII for one of CGII's note receivable from affiliate which, plus accrued interest, totaled $0.5 million at December 31, 1998. The difference was provided for currently.


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

     The following table sets forth the changes in the benefit obligations and plan assets for the years ended December 31, 1998 and 1997 and the funded status at December 31, 1998 and 1997 of the Company's pension and other postretirement benefit plans (in thousands):

                                      Pension           Other Postretirement
                               --------------------     --------------------
                                 1998        1997         1998        1997
                               --------    --------     --------    --------
  Change in benefit obligation:
Benefit obligation, beginning  $  2,002    $  1,800     $    919    $  1,345
Service cost                        108          96           28          45
Interest cost                       128         120           65         105
Plan amendment                        -           -            -         (54)
Actuarial loss (gain)                14          96          (29)       (480)
Benefits paid                      (118)       (110)         (39)        (42)
                               --------    --------     --------    --------
Benefit obligation, ending     $  2,134    $  2,002     $    944    $    919
                               ========    ========     ========    ========
  Change in plan assets:
Fair value, beginning          $  1,365    $  1,104     $      -    $      -
Actual return                        80         221            -           -
Company contribution                165         150           39          42
Benefits paid                      (118)       (110)         (39)        (42)
                               --------    --------     --------    --------
Fair value, ending             $  1,492    $  1,365     $      -    $      -
                               ========    ========     ========    ========
  Funded status:
Net obligation, ending         $    642    $    637     $    944    $    919
  Unrecognized costs:
Prior service costs                 (69)        (76)           8           -
Net (loss) gain                    (229)       (178)         705         738
Transition obligation               (49)        (61)        (636)       (686)
                               --------    --------     --------    --------
Accrued benefit cost           $    295    $    322     $  1,021    $    971
                               ========    ========     ========    ========

     Net periodic pension and other postretirement benefits costs for the following years ended December 31 are as follows (in thousands):

                                     Pension           Other Postretirement
                              ----------------------   ----------------------
                               1998    1997    1996     1998    1997    1996
                              ------  ------  ------   ------  ------  ------
Benefits earned during year   $  108  $   96  $   93   $   28  $   45  $   54
Interest cost                    128     120     107       65     105      90
  Amortization of:
Prior service cost                 8       7       2        -       -       -
Unrecognized net loss (gain)       -       3       7      (52)    (10)    (10)
Unrecognized net obligation       12      12      12       50      49      53
Expected return on plan assets  (118)    (93)    (79)       -       -       -
                              ------  ------  ------   ------  ------  ------
Defined benefit pension and
  total other postretirement
  benefits costs                 138     145     142   $   91  $  189  $  187
                                                       ======  ======  ======
Defined contribution plan cost   765     786     862

                              ------  ------  ------
  Net periodic pension costs  $  903  $  931  $1,004
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


Note 16:  Leases

     Minimum rental commitments under all noncancellable operating leases in effect at December 31, 1998, were as follows (in thousands):

                       Year ended December 31,
 Total      1999      2000      2001      2002      2003      After 2003
-------    ------    ------    ------    ------    ------     ----------
$10,235    $1,843    $1,602    $1,366    $1,120    $  976       $3,328
=======    ======    ======    ======    ======    ======       ======

     Operating lease rental expense for the years ended December 31, 1998, 1997 and 1996, amounted to $2,003,000, $1,765,000 and $994,000, respectively.


Note 17:  Income Taxes

     The tax provision comprises the following amounts (in thousands):

                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
  Current:
Federal                                          $      -  $     91  $     16
State and local                                         -        48         9
                                                 --------  --------  --------
  Total                                                 -       139        25
                                                 --------  --------  --------
  Deferred:
Federal                                                29       694      (716)
                                                 --------  --------  --------
  Total                                                29       694      (716)
                                                 --------  --------  --------
  Total tax provision                            $     29  $    833  $   (691)
                                                 ========  ========  ========

     The Company's effective income tax rate, reflected in the accompanying consolidated statement of income, differs from the statutory rate due to the following (in thousands):
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Computed amount at statutory rate (34%)          $     26  $  1,118  $   (657)
Net change in valuation allowance                       -      (360)        -
State and local income taxes                            -        48         9
Goodwill                                               23         1        30
Foreign sales corporation dividends                   (20)      (59)      (52)
Other - net                                             -        85       (21)
                                                 --------  --------  --------
  Total tax provision                            $     29  $    833  $   (691)
                                                 ========  ========  ========

     Components of consolidated income taxes consist of the following (in thousands):
                                                   Year Ended December 31,
                                                   1998      1997      1996
                                                 --------  --------  --------
Income from continuing operations                $     29  $    833  $   (691)
Equity income (loss) from discontinued
  operations of affiliate                            (221)      108        63
Income (loss) from discontinued operations           (325)     (131)      333
                                                 --------  --------  --------
  Total consolidated tax provision (benefit)     $   (517) $    810  $   (295)
                                                 ========  ========  ========

     Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        At December 31,
                                                   1998                1997
                                                 --------            --------
Depreciation                                     $ (3,210)           $ (3,503)
Inventory basis differences                        (1,285)               (389)
Other                                              (1,217)             (1,131)
                                                 --------            --------
  Deferred tax liabilities                         (5,712)             (5,023)
                                                 --------            --------
Loss carryforwards (NOLs)                           4,589               1,262
Book reserves                                       2,070               3,835
Deferred compensation                                 196                 408
Tax credit carryforwards                              759                 720
Unicap adjustments                                    235                 240
Other                                                 316                 494
                                                 --------            --------
  Deferred tax assets                               8,165               6,959
Less:  Valuation allowance                           (640)               (640)
                                                 --------            --------
  Deferred tax assets, net                          7,525               6,319
                                                 --------            --------
  Deferred taxes, net asset                      $  1,813            $  1,296
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

     The Company's continuing operations manufactures its products in the United States (U.S.). Of the Company's $134.6 million of consolidated net sales for 1998, $12.0 million were export sales to other countries ($5.3 million to the Far East; $3.5 million to Latin and South America; $1.8 million to the U.K.; and $1.4 million to Canada).

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

     The following represents the disaggregation of financial data at and for the years ended December 31, 1998, 1997 and 1996 (in thousands except for related notes):

                                                        Total        Capital
                          Net Sales     EBITDA(1)     Assets(2)      Spending
                          ---------     ---------     ---------     ---------
  Year ended December 31, 1998:
Alliance                   $ 41,982      $  2,485      $ 18,111      $    232
Auto-Lok                     25,794         1,775        10,645           400
CPI                          28,284         6,003        20,117         1,421
Hanna                        34,458         5,714        17,544           214
Steelcraft                    3,960           644         1,651            10
Europa                          105            62         1,106            15
Headquarters                      -        (2,007)       15,762            72
Discontinued Klemp                -             -        23,560         2,731
                           --------      --------      --------      --------
  Totals                   $134,583        14,676      $108,496      $  5,095
                           ========                    ========      ========
Depreciation and amortization              (3,752)
Interest expense(3)                        (6,791)
Equity loss from affiliate                 (4,056)
                                         --------
  Continuing operations before taxes     $     77
                                         ========
  Year ended December 31, 1997:
Alliance                   $ 43,791      $  3,817      $ 14,872      $    265
Auto-Lok                     26,524           899        10,054           716
CPI                          28,171         5,882        17,071         1,446
Hanna                        33,420         4,721        15,916           229
Steelcraft                    4,378           889         1,705            14
Europa                          135            29         1,326             -
Headquarters                      -        (2,398)       20,794            24
Discontinued Klemp                -             -        21,592         2,350
                           --------      --------      --------      --------
  Totals                   $136,419        13,839      $103,330      $  5,044
                           ========                    ========      ========
Depreciation and amortization              (3,326)
Interest expense(3)                        (6,852)
Equity loss from affiliate                   (373)
                                         --------
  Continuing operations before taxes     $  3,288
                                         ========
  Year ended December 31, 1996:
Alliance                   $ 28,091      $  1,546      $ 12,662      $    326
Auto-Lok                     16,864          (154)        7,860           525
CPI                          25,107         5,377        16,236         1,493
Hanna                        29,617         3,127        15,972           391
Steelcraft                    4,010           771         1,766            45
Europa                          148            94         1,433           100
Headquarters                      -        (1,558)       20,286           171
Discontinued Klemp                -             -        19,024         1,653
                           --------      --------      --------      --------
  Totals                   $103,837         9,203      $ 95,239      $  4,704
                           ========                    ========      ========
Depreciation and amortization              (3,473)
Interest expense(3)                        (6,746)
Equity loss from affiliate                   (915)
                                         --------
  Continuing operations before taxes     $ (1,931)
                                         ========

(1) EBITDA is presented as it is the primary measurement used by management in assessing segment performance.

(2) Headquarters total assets at December 31, 1998, 1997 and 1996 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock. See note 5.

(3) Excludes amortization of debt issuance expenses of $671,000, $550,000 and $632,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 20:   DISCONTINUED OPERATIONS

     During the second quarter of 1999, the Company's management adopted a plan to exit the grating manufacturing business through the disposition of substantially all the business and assets of Discontinued Klemp. Upon adoption of the plan, Chatwins Group classified and began accounting for Discontinued Klemp, including its international grating subsidiaries, as discontinued operations in accordance with APB 30, which requires discontinued operations to be reported separately from continuing operations.

     The assets, liabilities and equity accounts of Discontinued Klemp have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets, liabilities and equity accounts follows (in thousands):
                                           At December 31,     At December 31,
                                                     1998                1997
                                           --------------      --------------

     ASSETS:
Cash and cash equivalents                        $    128            $    104
Receivables, net                                    8,644               8,207
Inventories, net                                    6,240               5,688
Other current assets                                  918                 316
Property, plant and equipment, net                 13,781              12,212
Goodwill, net                                         930                 986
Other assets, net                                   1,789               2,018
                                                 --------            --------
Total assets                                       32,430              29,513
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                            756                 652
Trade payables                                      6,293               5,077
Other current liabilities                           1,448               1,092
Other long-term debt                                  680                 680
Other liabilities                                      79                  93
Minority interest                                     968               1,033
Cumulative translation adjustment                  (1,354)               (688)
                                                 --------            --------
Total liabilities and equity                        8,870               7,939
                                                 --------            --------
Net assets of discontinued operations            $ 23,560            $ 21,592
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of Discontinued Klemp separately from continuing operations. Summarized results of Discontinued Klemp operations follow (in thousands):

     Year Ended December 31,                         1998                1997
     -----------------------                     --------            --------
Net sales                                        $ 57,003            $ 52,501
Loss before taxes                                  (1,415)               (489)

     The above results of Discontinued Klemp operations include allocated interest expense of $2,637,000 and $2,374,000 for the years ended December 31, 1998 and 1997, respectively.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Stockholders of
Chatwins Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 1999, except for Note 20 which is as of May 28, 1999, appearing on page F-1 of this Annual Report on Form 10-K of Chatwins Group, Inc., and its subsidiaries, also included an audit of the Financial Statement Schedule below. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 26, 1999


                             CHATWINS GROUP, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II
                            (dollars in thousands)

                                  Charged to
                      Beginning   Costs and                           Ending
                      Balance     Expenses     Other     Deductions   Balance
                      ---------   ----------  -------    ----------   -------
  Year ended
    December 31, 1998:
Allowance for doubtful
  accounts              $  474      $  218    $   -       $  180 (1)    $  512
Product warranty           288         572        -          636 (2)       224
Accrued self insurance   1,337       1,453       72 (4)    1,663 (3)     1,199

  Year ended
    December 31, 1997:
Allowance for doubtful
  accounts              $  740      $  232    $   -       $  498 (1)    $  474
Product warranty           365         818        -          895 (2)       288
Accrued self insurance   1,167       1,774        -        1,604 (3)     1,337

  Year ended
    December 31, 1996:
Allowance for doubtful
  accounts              $  416      $  342    $   -       $   18 (1)    $  740
Product warranty           434         725        -          794 (2)       365
Accrued self insurance   1,255       1,804        -        1,892 (3)     1,167
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

(p) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1997 for the quarterly period ended March 31, 1997.

(q) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated May 15, 1998 for the quarterly period ended March 31, 1998.

(r) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 13, 1998 for the quarterly period ended September 30, 1998.