Form 10-Q/A
period 1999-06-30
CHATWINS GROUP INC
filed 1999-11-10
CIK 906275

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

                         Exhibit index is on page 27.
                             Page 1 of 35 pages.

==============================================================================

                             CHATWINS GROUP, INC.
                                    INDEX
                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            June 30, 1999 and December 31, 1998                           4
          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and six
            months ended June 30, 1999 and 1998                           5
          Condensed Consolidated Statement of Cash Flows for
            the six months ended June 30, 1999 and 1998                   6
          Notes to Condensed Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       14

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   (a)  Exhibits                                         25
                   (b)  Reports on Form 8-K                              25

SIGNATURES                                                               26

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

The Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 to reclassify the $1.7 million gain on sale of the property of the former Chicago manufacturing location of its Klemp division to discontinued operations and to reclassify its equity results from continuing operations of affiliate from below continuing operations, net of tax effect, to a component of results from continuing operations.

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

                             CHATWINS GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
      (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended      Six Months Ended
                                     June 30,  June 30,     June 30,  June 30,
                                        1999      1998         1999      1998
                                     -------   -------      -------   -------
Net sales                            $27,997   $33,203      $61,667   $63,004
Cost of sales                         23,546    26,327       50,866    50,018
                                     -------   -------      -------   -------
  Gross profit                         4,451     6,876       10,801    12,986
Selling, general & administrative      3,494     3,737        6,763     7,378
Other (income) expense, net              157       (53)         310       126
                                     -------   -------      -------   -------
  Operating profit                     2,481     3,192        3,728     5,482
Interest expense, net                  1,771     1,803        3,588     3,604
Equity loss from continuing
  operations of affiliate                575     3,545           67     3,441
                                     -------   -------      -------   -------
  Income (loss) from continuing
    operations before income taxes      (396)   (2,156)          73    (1,563)
Provision for (benefit from)
  income taxes                          (192)     (879)          32      (641)
                                     -------   -------      -------   -------
  Income (loss) from continuing
    operations                          (204)   (1,279)          41      (922)
                                     -------   -------      -------   -------
Equity income (loss) from discontinued
  operations of affiliate, net of tax    (93)     (274)         (93)     (274)
Income (loss) from discontinued
  operations, net of tax                 930      (329)         609      (173)
                                     -------   -------      -------   -------
  Income (loss) from discontinued
    operations                           837      (603)         516      (447)
                                     -------   -------      -------   -------
Cumulative effect from change in
  accounting principle, net of tax         -         -         (176)        -
                                     -------   -------      -------   -------
  Net and comprehensive
    income (loss)                    $   633   $(1,880)     $   381   $(1,369)
                                     =======   =======      =======   =======
Earnings applicable to common stock  $   519   $(1,994)     $   153   $(1,597)
                                     =======   =======      =======   =======
  Earnings per share - basic and diluted:
Continuing operations                $ (1.10)  $ (5.72)     $ (0.65)  $  4.73
Discontinued operations                 2.98     (2.48)        1.78     (1.85)
Change in accounting principle             -         -        (0.60)        -
                                     -------   -------      -------   -------
Basic earnings (loss) per share      $  1.79   $ (8.20)     $  0.53   $ (6.58)
                                     =======   =======      =======   =======
Average shares outstanding           289,774   242,887      289,726   242,887
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
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of Discontinued Klemp separately from continuing operations. Summarized results of Discontinued Klemp operations follow (in thousands) (unaudited):

     Three Months Ended June 30,                     1999                1998
     ---------------------------                 --------            --------
Net sales                                        $ 13,368            $ 13,379
Income (loss) before taxes                          1,550                (555)

     Six Months Ended June 30,
     -------------------------
Net sales                                        $ 26,062            $ 27,325
Income (loss) before taxes                          1,016                (288)

     The above results of Discontinued Klemp operations include allocated interest expense of $644,000 and $660,000 for the three month periods ended June 30, 1999 and 1998, respectively, and $1,302,000 and $1,296,000 for the six month periods ended June 30, 1999 and 1998, respectively. The above results of Discontinued Klemp operations includes a $1,681,000 gain on sale of property for the three and six months ended June 30, 1999.

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
                     ===    =====    ======  =======   ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the six month periods ended June 30, 1999 and 1998 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                          Average
                                                Income    Shares     EPS
                                               --------  --------  -------
     Six months ended June 30, 1999:
Net income                                     $    381
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
    and diluted EPS                            $    153   289,726  $  0.53
                                               ========  ========  =======
     Six months ended June 30, 1998:
Net loss                                       $ (1,369)
Less:  Preferred stock dividend accretions         (228)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
    and diluted EPS                            $ (1,597)  242,887  $ (6.58)
                                               ========  ========  =======

For the six month periods ended June 30, 1999 and 1998, assumed exercise of warrants has an anti-dilutive effect on per-share earnings from continuing operations. Therefore, basic and diluted EPS are the same for both periods.

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

     The following represents the disaggregation of financial data by operating segment for the six months ended June 30, 1999 and 1998 and at June 30, 1999 and December 31, 1998 (in thousands)(unaudited):

                                                       Capital        Total
                             Net Sales    EBITDA(1)    Spending     Assets(2)
                             ---------    ---------    ---------    ---------
  Six months ended and at
    June 30, 1999:
  -----------------------
Alliance                      $ 12,966     $   (115)    $     46     $ 13,722
Auto-Lok                        16,501        1,644          167       10,122
CPI                             12,641        2,168          576       18,245
Hanna                           17,614        2,642          288       16,691
Steelcraft                       1,891          218           73        1,600
Headquarters/Other                  54       (1,152)          13       17,107
Discontinued Klemp                   -            -          608       22,699
                              --------     --------     --------     --------
  Totals                      $ 61,667        5,405     $  1,771     $100,186
                              ========                  ========     ========
Depreciation and amortization                (2,037)
Interest expense(3)                          (3,228)
Equity loss from continuing
  operations of affiliate                       (67)
                                           --------
  Income before income taxes               $     73
                                           ========

  Six months ended June 30, 1998
    and at December 31, 1998:
  ---------------------------------
Alliance                      $ 19,419     $  1,571     $    130     $ 18,111
Auto-Lok                        12,010          859          243       10,645
CPI                             12,662        2,496          520       20,117
Hanna                           16,698        2,784          146       17,544
Steelcraft                       2,215          460            5        1,651
Headquarters/Other                   -       (1,134)          34       16,868
Discontinued Klemp                   -            -        1,390       23,560
                              --------     --------     --------     --------
  Totals                      $ 63,004        7,036     $  2,468     $108,496
                              ========                  ========     ========
Depreciation and amortization                (1,794)
Interest expense(3)                          (3,364)
Equity loss from continuing
  operations of affiliate                    (3,441)
                                           --------
  Loss before income taxes                 $ (1,563)
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

Discontinued Operations

     On May 28, 1999, the Company entered into a non-binding LOI with AMICO, which was subsequently amended on July 12, 1999, for the sale of Discontinued Klemp excluding the Company's investment in the Chinese grating joint venture for $32.6 million in cash and the assumption by AMICO of certain liabilities. Accordingly, the net assets of Discontinued Klemp have been classified in the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 as net assets of discontinued operations. Discontinued Klemp's results of operations for the three and six month periods ended June 30, 1999 and 1998 are classified in the accompanying consolidated statements of income and comprehensive income as income (loss) from discontinued operations, net of tax effects.

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

     The Merger is also conditioned upon no more than 5% of the Company's common stockholders exercising their appraisal rights under Delaware law. There can be no assurances as to whether or when all conditions to the Merger will be satisfied or when the Merger will be consummated, if at all.

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

     Other expense for the second quarter of 1999 was $0.1 million, compared to other income of $0.1 million for the second quarter of 1998, a net increase in expense of $0.2 million. There were no individually significant or offsetting items in either 1999 or 1998.

     Interest expense, net, for the second quarters of 1999 and 1998 was $1.8 million. A decrease in the effective borrowing rate on the Company's debt for the second quarter of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999 and an increase in the amortization of deferred financing costs.

     The equity income from continuing operations of affiliate in the second quarter of 1999 of and 1998, represents the Company's share of Reunion's results from continuing operations for each quarter. Reunion's second quarter 1998 results from continuing operations were negatively affected by the Bargo litigation provision it recorded in its 1998 second quarter.

     There was a tax benefit of $0.2 million for the second quarter of 1999 and $0.9 million for the second quarter of 1998. The tax provision for both years is directly related to pre-tax income.

     The equity loss from discontinued operations of affiliate in the second quarters of 1999 and 1998, represents the Company's share of Reunion's results from discontinued operations for each quarter.

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

     Other expense for the first half of 1999 was $0.3 million, compared to other expense of $0.1 million for the first half of 1998, a net increase in of $0.2 million. There were no individually significant or offsetting items in either of the first halves of 1999 or 1998.

     Interest expense, net, in each of the first halves of 1999 and 1998 was $3.6 million. A decrease in the effective borrowing rate on the Company's debt for the first half of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999 and an increase in the level of amortization of deferred financing costs.

     The equity loss from continuing operations of affiliate in both of the first halves of 1999 and 1998 represents the Company's share of Reunion's results from continuing operations for each period. Reunion's first half of 1998 results from continuing operations were negatively affected by the Bargo litigation provision it recorded in its 1998 second quarter.

     There was a tax provision of less than $0.1 million for the first half of 1999 compared to a benefit of $0.6 million for the first half of 1998. The tax provision for both periods is directly related to the level of pre-tax income.

     The equity loss from discontinued operations of affiliate in the first halves of 1999 and 1998, represents the Company's share of Reunion's results from discontinued operations for each quarter.

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


RESULTS OF DISCONTINUED OPERATIONS

Three Months Ended June 30, 1999 Compared to
  Three Months Ended June 30, 1998

     Discontinued Klemp operations generated net sales during the three month periods ended June 30, 1999 and 1998 of $13.4 million in each period. Income before tax was $1.0 million in 1999 and loss before tax was $0.3 million in 1998. The results before taxes include allocated interest expense of $644,000 for the three months ended June 30, 1999 and $660,000 for the three months ended June 30, 1998. The above results of Discontinued Klemp operations includes a $1,681,000 gain on sale of property for the three and six months ended June 30, 1999.

Six Months Ended June 30, 1999 Compared to
  Six Months Ended June 30, 1998

     Discontinued Klemp operations generated net sales during the six month periods ended June 30, 1999 and 1998 of $26.1 million and $27.3 million, respectively. Income before taxes was $1.0 million in 1999 and loss before taxes was $0.3 million in 1998. The losses before taxes include allocated interest expense of $1,302,000 for the six months ended June 30, 1999 and $1,296,000 for the six months ended June 30, 1998. The above results of Discontinued Klemp operations includes a $1,681,000 gain on sale of property for the three and six months ended June 30, 1999.

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

Operating Activities

     Operating activities used less than $0.1 million of cash during the first half of 1999, compared to cash provided of $0.3 million in the first half of 1998, a decrease of $0.4 million. This decrease in cash provided from operating activities was due primarily to changes in the levels of working capital in each period.

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