Form 10-Q
period 1999-09-30
CHATWINS GROUP INC
filed 1999-11-15
CIK 906275

==============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

At November 15, 1999, 290,212 shares of common stock, par value $.01 per share, were outstanding.

                         Exhibit index is on page 30.
                             Page 1 of 31 pages.

==============================================================================

                             CHATWINS GROUP, INC.
                                    INDEX
                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at
            September 30, 1999 and December 31, 1998                      4
          Condensed Consolidated Statement of Income and
            Comprehensive Income for the three and nine
            months ended September 30, 1999 and 1998                      5
          Condensed Consolidated Statement of Cash Flows for
            the nine months ended September 30, 1999 and 1998             7
          Notes to Condensed Consolidated Financial Statements            8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       16

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                   27

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K
                   (a)  Exhibits                                         28
                   (b)  Reports on Form 8-K                              28

SIGNATURES                                                               29

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CHATWINS GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                 AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                (in thousands)


                                          At September 30,     At December 31,
                                                     1999                1998
                                          ---------------      --------------
                                              (unaudited)
     ASSETS:
Cash and cash equivalents                        $     69            $    197
Receivables, net                                   23,128              29,654
Inventories, net                                   14,619              14,506
Other current assets                                3,439               3,816
Net assets of discontinued operations                   -              24,646
                                                 --------            --------
     Total current assets                          41,255              72,819

Property, plant and equipment, net                 16,934              17,542
Investments, net                                    6,565               6,707
Due from related parties                            2,836               1,403
Goodwill, net                                       3,420               3,575
Other assets, net                                   6,645               6,430
                                                 --------            --------
Total assets                                     $ 77,655            $108,476
                                                 ========            ========

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Revolving Credit Facility                        $      -            $ 34,005
Current maturities of debt                         25,019              25,010
Trade payables                                     10,512              14,151
Other current liabilities                           8,965               8,818
Net liabilities of discontinued operations          3,251                   -
                                                 --------            --------
     Total current liabilities                     47,747              81,984

Senior notes due 2003, net                         24,946              24,962
Other long-term debt                                   48                  95
Other liabilities                                   2,591               1,533
                                                 --------            --------
     Total liabilities                             75,332             108,574

Commitments and contingent liabilities                  -                   -
Redeemable preferred stock                          8,824               8,482
Warrant value                                          14                  14
Stockholders' equity                               (6,515)             (8,594)
                                                 --------            --------
Total liabilities and stockholders' equity       $ 77,655            $108,476
                                                 ========            ========

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (in thousands, except share and per share information)(unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                        1999      1998         1999      1998
                                     -------   -------      -------   -------
Net sales                            $26,512   $35,946      $88,125   $98,950
Cost of sales                         21,551    29,089       72,363    79,107
                                     -------   -------      -------   -------
  Gross profit                         4,961     6,857       15,762    19,843
Selling, general & administrative      3,231     3,717        9,994    11,095
Other (income) expense, net              131        43          441       169
                                     -------   -------      -------   -------
  Operating profit                     1,599     3,097        5,327     8,579
Interest expense, net                  1,812     1,864        5,419     5,505
Equity loss from continuing
  operations of affiliate                 32       365           99     3,807
                                     -------   -------      -------   -------
  Income (loss) from continuing
    operations before income taxes      (245)      868         (191)     (733)
Provision for (benefit from)
  income taxes                          (128)      329          (66)     (309)
                                     -------   -------      -------   -------
  Income (loss) from continuing
    operations                          (117)      539         (125)     (424)
                                     -------   -------      -------   -------
  Discontinued operations, net of tax:
Income (loss) from discontinued
  operations                             (43)     (296)         578      (428)
Gain on disposal of Discontinued
  Klemp (domestic)                     7,603         -        7,603         -
Provision for estimated expenses
  of Discontinued Klemp (domestic)    (1,320)        -       (1,320)        -
Estimated loss on disposal of
  Discontinued Klemp (foreign)        (3,689)        -       (3,689)        -
Estimated loss on disposal of
  discontinued oil and gas operations   (472)        -         (472)        -
Equity income (loss) from discontinued
  operations of affiliate                115         -           22      (274)
                                     -------   -------      -------   -------
  Total income (loss) from
    discontinued operations            2,194      (296)       2,722      (702)
                                     -------   -------      -------   -------
Cumulative effect from change in
  accounting principle, net of tax         -         -         (176)        -
                                     -------   -------      -------   -------
  Net and comprehensive
    income (loss)                    $ 2,077   $   243      $ 2,421   $(1,126)
                                     =======   =======      =======   =======

Earnings applicable to common stock  $ 1,963   $   129      $ 2,079   $(1,468)
                                     =======   =======      =======   =======

  Earnings per share - basic:
Continuing operations                $ (0.80)  $  1.47      $ (1.61)  $ (2.64)
Discontinued operations                 7.57     (1.02)        9.39     (2.43)
Change in accounting principle             -         -        (0.60)        -
                                     -------   -------      -------   -------
Basic earnings (loss) per share      $  6.77   $  0.45      $  7.18   $ (5.07)
                                     =======   =======      =======   =======
Average shares outstanding           289,787   289,677      289,746   289,677
                                     =======   =======      =======   =======

  Earnings per share - diluted:
Continuing operations                $ (0.80)  $  1.45      $ (1.61)  $ (2.64)
Discontinued operations                 7.57     (1.01)        9.39     (2.43)
Change in accounting principle             -         -        (0.60)        -
                                     -------   -------      -------   -------
Basic earnings (loss) per share      $  6.77   $  0.44      $  7.18   $ (5.07)
                                     =======   =======      =======   =======
Average shares outstanding           289,787   292,887      289,746   289,677
                                     =======   =======      =======   =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (in thousands)
                                 (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             1999        1998
                                                          -------     -------
Cash provided by (used in) operating activities           $  (375)    $ 1,725
                                                          -------     -------
  Cash flow from investing activities:
Proceeds from sale of Discontinued Klemp (domestic)        32,052           -
Proceeds from sale of property                              4,563           -
Capital expenditures                                       (2,296)     (4,252)
Investment in joint venture                                     -        (100)
                                                          -------     -------
Cash provided by (used in) investing activities            34,319      (4,352)
                                                          -------     -------
  Cash flow from financing activities:
Repayments of debt                                            (48)        (48)
Net change in revolving credit facilities                 (34,005)      2,133
Increase in consolidated subsidiary indebtedness             (118)          -
                                                          -------     -------
Cash provided by (used in) financing activities           (34,171)      2,085
                                                          -------     -------

Net decrease in cash and cash equivalents                    (227)       (542)
Change in cash of discontinued operations                      99         (24)
Cash and cash equivalents, beginning of year                  197         630
                                                          -------     -------
Cash and cash equivalents, end of period                  $    69     $    64
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                             CHATWINS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998.

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

     On May 28, 1999, the Company entered into a non-binding letter of intent
(LOI) with AMICO, which was subsequently amended on July 12, 1999 and on August 17, 1999, for the sale of the domestic business and assets of Discontinued Klemp. On September 30, 1999, the Company completed the sale of its domestic grating business and assets to AMICO for $32.1 million in cash and the assumption by AMICO of certain operating liabilities, subject to post-closing adjustments. Substantially all of the cash proceeds from the sale were used to pay down borrowings under the NationsBank Facility, which remains in place.

     The sale of the domestic business and assets of Discontinued Klemp resulted in a pre-tax gain of approximately $12.7 million, classified within discontinued operations, net of tax, at $7.6 million. The Company retained certain obligations of Discontinued Klemp and is obligated to pay various expenses of the sale, all of which have been estimated to total approximately $2.2 million and are classified within discontinued operations, net of tax, at $1.3 million, and within net assets (liabilities) of discontinued operations as reserve for estimated expenses. Obligations retained and expenses required to be paid by the Company primarily include non-cancelable lease commitments and legal and professional fees.

     During the third quarter of 1999, the Company's management adopted a plan to liquidate its oil and gas business through the disposition of all of its oil and gas related assets. Upon adoption of the plan, the Company classified and began accounting for the oil and gas business as a discontinued operation in accordance with APB 30. Discontinued oil and gas operations for the three and nine month periods ended September 30, 1999 and 1998 are classified in the accompanying consolidated statements of income and comprehensive income as income (loss) from discontinued operations, net of tax effects.

     The remaining assets and liabilities of discontinued operations include the assets and liabilities of its Mexican and Chinese grating manufacturing discontinued businesses, which were not sold as part of the sale of the domestic business and assets of Discontinued Klemp to AMICO, and the assets and liabilities of its discontinued oil and gas operations. Management has estimated that the sales of such discontinued operations will result in pre-tax losses of $6.1 million for the foreign grating operations and $0.8 million for the oil and gas operations. Such estimated losses on disposal are classified within discontinued operations, net of tax, at $3.7 million and $0.5 million, respectively, and within net assets (liabilities) of discontinued operations as reserve for estimated loss on disposal.

     The assets, liabilities and equity accounts of discontinued operations have been separately classified on the balance sheet as net assets (liabilities) of discontinued operations. A summary of these assets, liabilities and equity accounts follows (in thousands):

                                          At September 30,     At December 31,
                                                     1999                1998
                                          ---------------      --------------
     ASSETS:                                   (unaudited)
Cash and cash equivalents                        $    243            $    144
Receivables, net                                    1,650               8,686
Inventories, net                                      445               6,240
Other current assets                                  246                 918
Property, plant and equipment, net                  3,746              14,829
Other assets, net                                   1,180               2,719
                                                 --------            --------
Total assets                                        7,510              33,536
                                                 --------            --------
     LIABILITIES AND EQUITY:
Current maturities of debt                            662                 756
Trade payables                                        629               6,293
Other current liabilities                             518               1,468
Reserve for estimated expenses                      2,200                   -
Reserve for estimated loss on disposal              6,936                   -
Other long-term debt                                  680                 680
Other liabilities                                      82                  79
Minority interest                                     890                 968
Cumulative translation adjustment                  (1,836)             (1,354)
                                                 --------            --------
Total liabilities and equity                       10,761               8,890
                                                 --------            --------
Net assets (liabilities) of
  discontinued operations                        $ (3,251)           $ 24,646
                                                 ========            ========

     Pursuant to APB 30, the consolidated financial statements reflect the operating results of discontinued operations separately from continuing operations. Summarized results of discontinued operations follow (in thousands) (unaudited):

     Three Months Ended September 30,                1999                1998
     --------------------------------            --------            --------
Net sales                                        $ 14,229            $ 14,686
Loss before taxes                                     (72)               (477)

     Nine Months Ended September 30,
     -------------------------------
Net sales                                        $ 40,345            $ 42,011
Income (loss) before taxes                            963                (728)

     The above results of discontinued operations include allocated interest expense of $664,000 and $656,000 for the three month periods ended September 30, 1999 and 1998, respectively, and $1,905,000 and $1,888,000 for the nine month periods ended September 30, 1999 and 1998, respectively. The above results of discontinued operations for the nine months ended September 30, 1999 includes a $1,681,000 gain on sale of the property which comprised the former Chicago manufacturing location of the Klemp division.

NOTE 3:  INVENTORIES

Inventories are comprised of the following (in thousands):

                                          At September 30,     At December 31,
                                                     1999                1998
                                          ---------------      --------------
                                              (unaudited)

Raw materials                                     $ 3,091             $ 6,144
Work-in-process                                     6,048               4,797
Finished goods                                      5,547               3,632
                                                  -------             -------
  Total inventories                                14,686              14,573
Less:  LIFO reserves                                  (67)                (67)
                                                  -------             -------
  Inventories, net                                $14,619             $14,506
                                                  =======             =======


NOTE 4:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     The following represents a reconciliation of the change in stockholders' equity for the nine month period ended September 30, 1999 (in thousands):

                      Par           Capital
                     Value            in
                       of    Trea-  Excess    Notes    Accum-
                     Common  sury   of Par   Receiv-   ulated
                     Stock   Stock  Value     able     Deficit    Total
                     ------  -----  -------  -------   --------  --------
At January 1, 1999    $ 3    $(500)  $1,860  $(1,001)  $ (8,956) $ (8,594)
  Activity
    (unaudited):
Net income              -        -        -        -      2,421     2,421
Preferred stock
  accretions            -        -        -        -       (342)     (342)
                      ---    -----   ------  -------   --------  --------
At September 30, 1999 $ 3    $(500)  $1,860  $(1,001)  $ (6,877) $ (6,515)
                      ===    =====   ======  =======   ========  ========

     The computations of basic and diluted earnings per common share (EPS) for the nine month periods ended September 30, 1999 and 1998 are as follows (in thousands, except share and per share amounts)(unaudited):

                                                          Average
                                                Income    Shares     EPS
                                               --------  --------  -------
     Nine months ended September 30, 1999:
Net income                                     $  2,421
Less:  Preferred stock dividend accretions         (342)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
    and diluted EPS                            $  2,079   289,746  $  7.18
                                               ========  ========  =======

     Nine months ended September 30, 1998:
Net loss                                       $ (1,126)
Less:  Preferred stock dividend accretions         (342)
                                               --------
Income available to common stockholders,
  shares outstanding and basic
    and diluted EPS                            $ (1,468)  289,677  $ (5.07)
                                               ========  ========  =======

For the nine month periods ended September 30, 1999 and 1998, assumed exercise of warrants has an anti-dilutive effect on per-share earnings from continuing operations. Therefore, basic and diluted EPS are the same for both periods.

NOTE 5:  RELATED PARTY TRANSACTIONS

SPI Consulting Agreement

     The Company has a consulting agreement with Stanwich Partners, Inc. under which $225,000 was expensed in each nine month period ended September 30, 1999 and 1998.

CPS Leasing

     The Company has entered into various operating lease agreements with CPS Leasing, Inc. (CPSL), a company owned 80% by Consumer Portfolio Services and 20% by Charles E. Bradley Jr., President of Consumer Portfolio Services, a director of the Company and son of Charles E. Bradley Sr., Chairman of the Board, Director and shareholder of the Company. During the first nine months of 1999, the Company made lease payments totaling $331,401 to CPSL.

Kingway

     Pursuant to a services agreement entered into between Stanwich Acquisition Corp., which is doing business as Kingway Material Handling Company (Kingway), and the Company, the Company provides Kingway with manufacturing facilities and overhead support with its surplus floor space at its Auto-Lok division in Acworth, GA. Kingway's common stock is wholly owned by directors, shareholders and/or members of the executive managements of the Company and Reunion Industries, Inc. (Reunion). During the first nine months of 1999, costs totaling $2,415,772 were charged to Kingway under this services agreement. At September 30, 1999, the Company had receivables totaling $2,112,000 from Kingway.

NAPTech

     Pursuant to a services agreement entered into between NPS Acquisition Corp., which is doing business as NAPTech Pressure Systems (NAPTech), and the Company's CPI division, the Company provides certain administrative services to NAPTech. NAPtech's common stock is wholly owned by Mr. Bradley. During the first nine months of 1999, costs totaling $575,890 were charged to NAPTech under this services agreement. At September 30, 1999, the Company had receivables totaling $723,792 from NAPTech.

Oneida Rostone Corp.

     At September 30, 1999, the Company had notes receivable totalling $475,000 from Oneida Rostone Corp.

     Oneida Rostone Corp., Reunion's plastic products segment, obtains its property, casualty, and product and general liability insurance coverage through the Company. During the first nine of 1999, the rate for such insurance was $23,500 per month, which represented the approximate cost of such insurance to the Company.


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

     The Company is involved in various other litigation matters in the ordinary course of business. In the opinion of management, settlement of these various litigation matters and other contingent matters will not have any material effect on the Company's financial position. The Company does not have any adverse commitments at September 30, 1999.


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

     The following represents the disaggregation of financial data by operating segment for the nine months ended September 30, 1999 and 1998 and at September 30, 1999 and December 31, 1998 (in thousands)(unaudited):

                                                       Capital        Total
                             Net Sales      EBITDA     Spending     Assets(1)
                             ---------    ---------    ---------    ---------
  Nine months ended and at
    September 30, 1999:
  ------------------------
Alliance                      $ 19,283     $   (170)    $    146     $ 13,257
Auto-Lok                        23,349        2,401          234       11,880
CPI                             18,137        3,360          694       18,580
Hanna                           24,700        3,624          306       16,287
Steelcraft                       2,656          262           96        1,596
Headquarters                         -       (1,753)          30       16,055
Discontinued Operations              -            -          790            -
                              --------     --------     --------     --------
  Totals                      $ 88,125        7,724     $  2,296     $ 77,655
                              ========                  ========     ========
Depreciation and amortization                (2,937)
Interest expense(2)                          (4,879)
Equity loss from continuing
  operations of affiliate                       (99)
                                           --------
  Loss before income taxes                 $   (191)
                                           ========

  Nine months ended September 30, 1998
    and at December 31, 1998:
  ------------------------------------
Alliance                      $ 31,502     $  2,559     $    177     $ 18,111
Auto-Lok                        19,427        1,391          360       10,645
CPI                             19,766        4,038        1,186       20,117
Hanna                           25,131        4,152          243       17,544
Steelcraft                       3,124          589            6        1,651
Headquarters                         -       (1,894)          54       15,762
Discontinued Klemp                   -            -        2,226       24,646
                              --------     --------     --------     --------
  Totals                      $ 98,950       10,835     $  4,252     $108,476
                              ========                  ========     ========
Depreciation and amortization                (2,616)
Interest expense(2)                          (5,145)
Equity loss from continuing
  operations of affiliate                    (3,807)
                                           --------
  Loss before income taxes                 $   (733)
                                           ========

(1) Headquarters total assets at September 30, 1999 and December 31, 1998 are primarily comprised of deferred tax assets and the Company's investment in Reunion common stock.

(2) Excludes amortization of debt issuance expenses of $540,000 and $360,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

GENERAL

     The Company's organizational structure includes divisions that design, manufacture and market metal products, two majority-owned foreign joint ventures which manufacture and fabricate metal grating, an oil and gas division and an equity investment in Reunion Industries, Inc. (Reunion). Substantially all of the Company's operations relate to metal products. During the second quarter of 1999, the Company adopted a plan to exit the grating manufacturing business through the sale of substantially all of the business and assets of its Klemp division. During the third quarter of 1999, the Company adopted a plan to liquidate its oil and gas business by the sale of all of its oil and gas related assets. See "Recent Developments - Discontinued Operations."

     The Company's equity investment in Reunion is comprised of 1,450,000 shares of Reunion common stock constituting approximately 37% of the outstanding common stock of Reunion. Reunion is primarily engaged in the manufacture of high volume, precision plastics products, providing engineered plastics services and compounding and molding thermoset polyester resins. Reunion also has wine grape agricultural operations in Napa County, California. The Company's investment in Reunion is being accounted for under the equity method of accounting. The Company's share of Reunion's operating results is included in the accompanying condensed consolidated statement of income for the three and nine month periods ended September 30, 1999 and 1998 as equity income (loss) from operations of affiliate. See "Possible Merger with Reunion" below.


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

     The Withdrawal Notice further informed tendering Senior Note holders that if the Company did not receive withdrawal elections for the full $24,121,000 of principal amount of tendered Senior Notes, either from tendering Senior Note holders or Contrarian, the Company did not expect to consummate any of the purchases contemplated by the Purchase Offer, whereupon an Event of Default would arise under the Indenture.

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

     The full principal amount of the $25,000,000 of Senior Notes the Company is required to offer to purchase on June 1, 2000 is classified as current maturities of long-term debt in the Company's consolidated balance sheet at September 30, 1999. See "Possible Merger with Reunion."

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

Discontinued Operations

     On May 28, 1999, the Company entered into a non-binding LOI with AMICO, which was subsequently amended on July 12, 1999 and on August 17, 1999, for the sale of the domestic business and assets of Discontinued Klemp. Accordingly, the net assets (liabilities) of Discontinued Klemp have been classified in the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 as net assets (liabilities) of discontinued operations. Discontinued Klemp's results of operations for the three and nine month periods ended September 30, 1999 and 1998 are classified in the accompanying consolidated statements of income and comprehensive income as income (loss) from discontinued operations, net of tax effects.

     On September 30, 1999, the Company completed the sale of its domestic grating business and assets to AMICO for $32.1 million in cash and the assumption by AMICO of certain operating liabilities, subject to post-closing adjustments. Substantially all of the cash proceeds from the sale were used to pay down borrowings under the NationsBank Facility, which remains in place. The sale did not include the assets and liabilities of its Mexican and Chinese grating operations, which continue to be classified in net assets (liabilities) of discontinued operations. See "Liquidity and Capital Resources."

     During the third quarter of 1999, the Company's management adopted a plan to liquidate its oil and gas business through the disposition of all of its oil and gas related assets. Upon adoption of the plan, the Company classified and began accounting for the oil and gas business as a discontinued operation in accordance with APB 30. Accordingly, the net assets (liabilities) of discontinued oil and gas operations have been classified in the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 as net assets (liabilities) of discontinued operations. Discontinued oil and gas operations for the three and nine month periods ended September 30, 1999 and 1998 are classified in the accompanying consolidated statements of income and comprehensive income as income (loss) from discontinued operations, net of tax effects.

Possible Merger with Reunion

     On August 6, 1999, the Company announced that Reunion and the Company had entered into an amended merger agreement. The Company and Reunion have determined that their combined refinancing will include either total or partial redemption of the Senior Notes, through private senior and subordinated debt. Various alternatives for this refinancing are being considered, some of which would require the consent of Senior Note holders and/or modification of the Indenture. Therefore, dependent upon the selected alternative for the refinancing, the merger may be effectively conditioned upon approval by Senior Note holders. The Company has not yet taken any steps to obtain such consents or modify the Indenture and there can be no assurances that the Company would do so or, if sought, that such consents would be obtained and/or modifications of the Indenture approved by Senior Note holders.

     The Merger is subject to approval of the amended and restated merger agreement by Reunion stockholders by a vote to be conducted at the annual meeting of Reunion stockholders to be held on December 15, 1999. The merger is also conditioned upon no more than 5% of the Company's common stockholders exercising their appraisal rights under Delaware law. There can be no assurances that Reunion stockholders will approve the amended and restated merger agreement. Although, the Merger is scheduled to close on December 31, 1999, there can be no assurances as to whether or when all conditions to the Merger will be satisfied or waived or when the Merger will be consummated, if at all.


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


RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 1999 Compared to
  Three Months Ended September 30, 1998

     Net sales for the third quarter of 1999 totaled $26.5 million, compared to $35.9 million for the third quarter of 1998. Sales for the third quarter of 1999 decreased $9.4 million, or 26%, compared to the third quarter of 1998. The decrease in sales occurred at all divisions of the Company but was primarily at Alliance, CPI and Hanna. Sales decreased $5.8 million at Alliance due primarily to a decrease in order levels which have been negatively impacted by a downturn in large capital projects in the steel industry due to strong foreign competition. Sales decreased $1.6 million at CPI due primarily to a decrease in order levels in the first third of 1999 and a change in the mix of CPI's backlog to a higher percentage of items with longer delivery schedules. Sales decreased $1.4 million at Hanna due to a softening in demand in its hydraulic product line. Sales decreased slightly at Auto-Lok and Steelcraft.

     Gross profit for the third quarter of 1999 was almost $5.0 million, compared to $6.9 million of gross profit for the third quarter of 1998, a decrease of $1.9 million. Third quarter 1999 gross profit margin was 18.7%, compared to 19.1% in the third quarter of 1998. Gross profit during the third quarter of 1999 compared to the third quarter of 1998 decreased $1.1 million at Alliance, $0.5 million at both CPI and Hanna and $0.1 million at Steelcraft, all primarily due to the inefficiencies of lower volume levels compared to the third quarter of 1998 except for Hanna, which was due to a change in product mix to the lower margin mobile cylinder product lines. Auto-Lok's gross profit was up $0.2 million compared to last year's third quarter due to its improved cost structure due to the addition of Kingway to its formerly excess capacity. Third quarter gross profit margins for 1999 compared to third quarter margins for 1998 decreased or remained flat at all divisions except for Auto-Lok. The increase in gross margin at Auto-Lok is due to its improved cost structure The decreases at the remaining divisions reflect lower volume levels and a change in product mix at Hanna.

     Selling, general and administrative (SGA) expenses for the third quarter of 1999 were $3.2 million, compared to $3.7 million for the third quarter of 1998, a decrease of $0.5 million. SGA expenses as a percentage of sales increased to 12.2% for 1999 compared to 10.3% in 1998. The decrease in SGA was due to an overall effort to contain and reduce such costs. The increase in SGA as a percent of sales was due primarily to the lower volume levels in 1999.

     Other expense for the third quarter of 1999 was $0.1 million, compared to other expense of just under $0.1 million for the third quarter of 1998. There were no individually significant or offsetting items in either 1999 or 1998.

     Interest expense, net, for the third quarters of 1999 and 1998 was approximately $1.8 million. A decrease in the effective borrowing rate on the Company's debt for the third quarter of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was offset by higher average borrowing levels in 1999 and an increase in the amortization of deferred financing costs.

     The equity losses from continuing operations of affiliate in the third quarters of 1999 and 1998, represents the Company's share of Reunion's results from continuing operations for each quarter.

     There was a tax benefit of $0.1 million for the third quarter of 1999 and a tax provision of $0.3 million for the third quarter of 1998. Income taxes for both periods is directly related to the level of pre-tax results.

Nine Months Ended September 30, 1999 Compared to
  Nine Months Ended September 30, 1998

     Net sales for the first nine months of 1999 totaled $88.1 million, compared to $99.0 million for the first nine months of 1998. Sales for the first nine months of 1999 decreased $10.8 million, or 11%, from the first nine months of 1998. The decrease in sales was primarily at Alliance, CPI and Hanna, partially offset by an increase at Auto-Lok. Sales decreased $12.2 million at Alliance due primarily to a decrease in order levels which have been negatively impacted by a downturn in large capital projects in the steel industry due to strong foreign competition. CPI's sales were down $1.6 million due to decreased order levels in the first third of 1999 and Hanna's sales were down $0.4 million due to a softening in demand in its hydraulic product line. Auto-Lok's sales increase of $4.0 million was due to increased product demand as well as the completion of a large contract for one customer. Steelcraft's sales were down $0.5 million compared to last year's first nine months.

     Gross profit for the first nine months of 1999 was almost $15.8 million, compared to $19.8 million of gross profit for the first nine months of 1998, a decrease of $4.1 million. First nine months 1999 gross profit margin was 17.9%, compared to 20.0% in the first nine months of 1998. Gross profit during the first nine months of 1999 compared to the first nine months of 1998 decreased $3.1 million at Alliance, $0.9 million at Hanna, $0.7 million at CPI and $0.4 million at Steelcraft, partially offset by a $1.0 million increase at Auto-Lok. First nine months gross profit margins for 1999 compared to first nine months margins for 1998 increased only at Auto-Lok and decreased at all other divisions. The increase in gross profit and margin at Auto-Lok is due primarily to the division's increased volume. The decreases in gross profits and margins at the remaining divisions are due to decreases in volume noted above and a change in product mix at Hanna.

     Selling, general and administrative (SGA) expenses for the first nine months of 1999 were $10.0 million, compared to $11.1 million for the first nine months of 1998, a decrease of $1.1 million. SGA expenses as a percentage of sales was 11.3% for the first nine months of 1999 compared to 11.2% in 1998's first nine months. The decrease in SGA was due to an overall effort to contain and reduce such costs. The increase in the percentage of SGA to sales was due to the decrease in volume.

     Other expense for the first nine months of 1999 was $0.4 million, compared to other expense of $0.2 million for the first nine months of 1998, a net increase of $0.2 million. There were no individually significant or offsetting items in either of the first nine months of 1999 or 1998.

     Interest expense, net, in the first nine months of 1999 was $5.4 million compared to $5.5 million in the first nine months of 1998. A decrease in the effective borrowing rate on the Company's debt for the first nine months of 1999, due to the revolving credit facility entered into with NationsBank in October 1998, was almost fully offset by higher average borrowing levels in 1999 and an increase in the level of amortization of deferred financing costs.

     The equity loss from continuing operations of affiliate in both of the first nine months of 1999 and 1998 represents the Company's share of Reunion's results from continuing operations for each period. Reunion's first nine months of 1998 results from continuing operations were negatively affected by the Bargo litigation provision it recorded in its 1998 second quarter.

     There was a tax benefit of less than $0.1 million for the first nine months of 1999 compared to a benefit of $0.3 million for the first nine months of 1998. The tax benefits for both periods are directly related to the level of pre-tax result of operations.

     Effective January 1, 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Such adoption is reported as the cumulative effect of a change in accounting principle and resulted in the write-off of $176,000 of start-up costs, net of taxes of $91,000. Such start-up costs primarily related to the Company's international subsidiaries.


RESULTS OF DISCONTINUED OPERATIONS

Three Months Ended September 30, 1999 compared to
  Three Months Ended September 30, 1998

     Discontinued operations generated net sales during the three month periods ended September 30, 1999 and 1998 of $14.2 million and $14.7 million, respectively. Loss before tax was $0.1 million in 1999 and $0.5 million in 1998. The results before taxes include allocated interest expense of $664,000 for the three months ended September 30, 1999 and $656,000 for the three months ended September 30, 1998.

     On September 30, 1999, the Company completed the sale of all of the domestic business and assets of Discontinued Klemp for $32.1 million in cash and the assumption by AMICO of certain of Discontinued Klemp's operating liabilities, subject to post-closing adjustment. Such sale resulted in a pre-tax gain of approximately $12.7 million, classified within discontinued operations, net of tax, at $7.6 million. The Company retained certain obligations of Discontinued Klemp and is obligated to pay various expenses of the sale, all of which have been estimated to total approximately $2.2 million and are classified within discontinued operations, net of tax, at $1.3 million, and within net assets (liabilities) of discontinued operations as reserve for estimated expenses. Obligations retained and expenses required to be paid by the Company primarily include non-cancelable lease commitments and legal and professional fees.

     The remaining assets and liabilities of discontinued operations include the assets and liabilities of its Mexican and Chinese grating manufacturing discontinued businesses and the assets and liabilities of its discontinued oil and gas operations. Management has estimated that the sales of such discontinued operations will result in pre-tax losses of $6.1 million for the foreign grating operations and $0.8 million for the oil and gas operations. Such estimated losses on disposal are classified within discontinued operations, net of tax, at $3.7 million and $0.5 million, respectively, and within net assets (liabilities) of discontinued operations as reserve for estimated loss on disposal.

     The equity income from discontinued operations of affiliate in the third quarter represents the Company's share of Reunion's results from discontinued operations.

Nine Months Ended September 30, 1999 compared to
  Nine Months Ended September 30, 1998

     Discontinued operations generated net sales during the nine month periods ended September 30, 1999 and 1998 of $40.3 million and $42.0 million, respectively. Income before taxes was $1.0 million in 1999 and loss before taxes was $0.7 million in 1998. The results before taxes include allocated interest expense of $1,905,000 for the nine months ended September 30, 1999 and $1,888,000 for the nine months ended September 30, 1998. The above results of discontinued operations for the nine months ended September 30, 1999 includes a $1,681,000 gain on sale of the property that comprised the former Chicago manufacturing location of Discontinued Klemp.

     On September 30, 1999, the Company completed the sale of all of the domestic business and assets of Discontinued Klemp for $32.1 million in cash and the assumption by AMICO of certain of Discontinued Klemp's operating liabilities, subject to post-closing adjustment. Such sale resulted in a pre-tax gain of approximately $12.7 million, classified within discontinued operations, net of tax, at $7.6 million. The Company retained certain obligations of Discontinued Klemp and is obligated to pay various expenses of the sale, all of which have been estimated to total approximately $2.2 million and are classified within discontinued operations, net of tax, at $1.3 million, and within net assets (liabilities) of discontinued operations as reserve for estimated expenses. Obligations retained and expenses required to be paid by the Company primarily include non-cancelable lease commitments and legal and professional fees.

     The remaining assets and liabilities of discontinued operations include the assets and liabilities of its Mexican and Chinese grating manufacturing discontinued businesses and the assets and liabilities of its discontinued oil and gas operations. Management has estimated that the sales of such discontinued operations will result in pre-tax losses of $6.1 million for the foreign grating operations and $0.8 million for the oil and gas operations. Such estimated losses on disposal are classified within discontinued operations, net of tax, at $3.7 million and $0.5 million, respectively, and within net assets (liabilities) of discontinued operations as reserve for estimated loss on disposal.

     The equity income from discontinued operations of affiliate in the first nine months of 1999 and the equity loss from discontinued operations of affiliate in the first nine months of 1998, represents the Company's share of Reunion's results from discontinued operations for each period.


LIQUIDITY AND CAPITAL RESOURCES

General

     Except for its foreign subsidiaries, which are classified as part of discontinued operations, the Company manages its liquidity as a consolidated enterprise. The operating divisions of the Company carry minimal cash balances. Cash generated from the divisions' operating activities generally is used to repay borrowings under revolving credit arrangements, as well as other uses (e.g. corporate headquarters expenses, debt service, capital expenditures, etc.). Conversely, cash required for the divisions' operating activities generally is provided from funds available under the same revolving credit arrangements. The Company's foreign subsidiaries are self-sustaining and operate almost exclusively within the countries they are located. Their cash flows are devoted to and obligations paid by their own operations. The Company does not provide day-to-day operating funds to the foreign operations nor does the Company guarantee any foreign indebtedness. Although the Company operates in relatively mature markets, it intends to continue to invest in and grow its businesses through selected capital expenditures as cash generation permits. See "Recent Developments - Discontinued Operations."

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

     The NationsBank Facility includes various representations, warranties and affirmative and negative covenants by the Company and provides NationsBank with certain rights and remedies including, but not limited to, acceleration, both in the event of default or subjectively, of all amounts borrowed under the NationsBank Facility. Financial covenants in the NationsBank Facility include an adjusted earnings before interest, taxes, depreciation and amortization (NationsBank EBITDA) to fixed charge coverage ratio and an indebtedness to cash flow ratio, calculations of which are defined in the Financing Agreement. Generally all amounts for calculation of the ratios are derived from domestic operations and NationsBank EBITDA is adjusted for domestic capital expenditures. These covenants require the Company to maintain a rolling twelve-month minimum adjusted NationsBank EBITDA to fixed charge coverage ratio of 1.2:1 and a maximum indebtedness to cash flow ratio of 5.0:1. At September 30, 1999 such ratios were 1.3:1 and 3.1:1, respectively, and complied with the Financing Agreement.

     During April 1999, the Company sold the land and building which comprised the former Chicago, Illinois location of its Klemp division, which was relocated to Libertyville, Illinois in early 1999. Net cash proceeds received by the Company as a result of the sale totalled $4.56 million and were used to repay borrowings under the NationsBank Facility. On May 3, 1999, the Company paid its semi-annual interest payment on the Senior Notes of $3.25 million from funds available under the NationsBank Facility, such availability being partially the result of the application of the property sale proceeds to the NationsBank Facility. See "Recent Developments - Sale of Property." On September 30, 1999, the Company sold substantially all of the domestic business and assets of Discontinued Klemp to AMICO for $32.1 million in cash and the assumption of certain operating liabilities of Discontinued Klemp, subject to post-closing adjustments. Substantially all of the proceeds from the sale were used to repay borrowings under the NationsBank Facility. See "Recent Developments - Discontinued Operations." There were no borrowings outstanding under the NationsBank Facility at September 30, 1999. However, on November 1, 1999, the Company paid its semi-annual interest payment on the Senior Notes with borrowings available under the NationsBank Facility. At September and the weighted average rate for borrowing was 7.5%.

     Based on its own liquidity, the Company was unable to consummate the Purchase Offer on June 1, 1999, resulting in an Event of Default under the Indenture. Such Event of Default was subsequently cured by the Company. See "Recent Developments - Senior Note Purchase Offer." The Company is required to offer to purchase up to $25,000,000 principal amount of Senior Notes, plus accrued and unpaid interest through the purchase date, on June 1, 2000. The full principal amount of this $25,000,000 of Senior Notes is classified as current maturities of long-term debt in the Company's consolidated balance sheet at September 30, 1999. See "Possible Merger with Reunion."

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

Operating Activities

     Operating activities used $0.4 million of cash during the first nine months of 1999, compared to cash provided of $1.7 million in the first nine months of 1998, a decrease in cash provided of $2.1 million. This decrease in cash provided from operating activities was due primarily to changes in the levels of working capital in each period.

Investing Activities

     Investing activities provided $34.3 million of cash during the first nine months of 1999, compared to cash used of $4.4 million during the first nine months of 1998, an increase in cash provided of $38.7 million. The increase in cash provided from investing activities was due to the $32.1 million of cash proceeds from the September 30, 1999 sale of the domestic business and assets of Discontinued Klemp (see "Recent Developments - Discontinued Operations), the $4.6 million of cash received from the sale of property in the second quarter of 1999 (see "Recent Developments - Sale of Property) and a $2.0 million decrease in the level of capital expenditures in the first nine months of 1999 compared to 1998.

Financing Activities

     Financing activities during the first nine months of 1999 used almost $34.2 million in cash, compared to $2.1 million of cash provided during the first nine months of 1998, an increase in cash used of $36.3 million. This increase in cash used is the result of the application of substantially all of the proceeds from the sale of the domestic business and assets of Discontinued Klemp to borrowings under the NationsBank Facility compared to an increase of $2.1 million in borrowings under revolving credit facilities during the first nine months of 1998.


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

          (a)  Exhibits

                    The following exhibits are filed herewith in accordance
               with Item 601 of Regulation S-K:

               Exhibit No.         Exhibit Description
               -----------         -------------------

                   27              Financial Data Schedule (electronically
                                   filed report only).

          (b)  Reports on Form 8-K

               On October 5, 1999, the Company filed a Current Report on Form 8-K dated October 1, 1999, to report under Item 2 that, effective September 30, 1999, it completed the sale of substantially all of the domestic business and assets of the Klemp division to Alabama Metal Industries
               Corporation (AMICO) for approximately $32.1 million in cash and the assumption by AMICO of certain Klemp operating liabilities and to file the press release related to such sale as an exhibit under Item 7.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  November 15, 1999                        CHATWINS GROUP, INC.
       -----------------                           (Registrant)

                                     By: /s/     Joseph C. Lawyer
                                         -------------------------------
                                                 Joseph C. Lawyer
                                                President and Chief
                                                 Executive Officer

                                     By: /s/    John M. Froehlich
                                         -------------------------------
                                                John M. Froehlich
                                         Vice President, Chief Financial
                                              Officer and Treasurer
                                     (chief financial and accounting officer)

                                EXHIBIT INDEX



     Exhibit No.    Exhibit Description                            Page No.
     -----------    -------------------                            --------

         27         Financial Data Schedule                           31